Form 10-K
period 2023-05-31
RPM INTERNATIONAL INC/DE/
filed 2023-07-26
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at November 30, 2022 was approximately $13,209,706,497.

As of July 21, 2023, 129,051,521 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 5, 2023 (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2023.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Gator, Grupo PV, Hummervoll, illbruck, Kemtile, Key Resin, Nudura, Mohawk, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, Strathmore, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser. As of May 31, 2023, our subsidiaries marketed products in approximately 164 countries and territories and operated manufacturing facilities in approximately 121 locations in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates, the United Kingdom, and the United States. Approximately 29% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2023, we recorded net sales of $7.3 billion.

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

Name of Reportable Segment	Percentage of Consolidated Net Sales	Description of Product Lines/Businesses
CPG	Approximately 36%

Construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding, flooring systems, and weatherproofing solutions

PCG	Approximately 18%

High-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic gratings, drainage systems, and raised-flooring systems for outdoor environments

Consumer	Approximately 35%	Rust-preventative, special purpose, and decorative paints, caulks, sealants, primers, contact cement, cleaners, flooring systems and sealers, woodcare coatings and other branded consumer products
SPG	Approximately 11%

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

CPG Segment

Our CPG segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines and services are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Our CPG segment generated $2.6 billion in net sales for the fiscal year ended May 31, 2023 and includes the following major product lines and brand names:

•
waterproofing, coatings and traditional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, AlphaGuard, AlphaGrade, BURmastic, OneSeal, POWERply, THERMastic, TremPly, TremLock, Vulkem and TREMproof brand names;
•
in collaboration with companies from the PCG and SPG reportable segments respectively, Fibergrate and Legend Brands, retrofit structural panels, fiberglass reinforced plastic (“FRP”) and metal TremSafe rooftop safety solutions, and RoofTec cleaning and RoofTec drying services;
•
sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies and glazing assemblies marketed under our Tremco, Dymonic, ExoAir, illbruck and Spectrem brand names;
•
new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names;
•
specialized roofing, building maintenance and related services performed by our Weatherproofing Technologies Incorporated (WTI) subsidiary, as well as our Weatherproofing Technologies Canada (WTC) subsidiary that include: turnkey general contracting projects, general roofing repairs, roof restorations, building asset management programs, diagnostic services, indoor air quality audits, HVAC restorations, job-site inspections, TremCare maintenance programs, customized warranty solutions and offerings;
•
sealing and bonding solutions for windows and doors, facades, interiors and exteriors under our illbruck TremGlaze brand name;
•
subfloor preparation, leveling screeds for flooring and waterproofing applications under our Tremco and Isocrete brand names;
•
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
•
concrete and masonry admixtures, concrete fibers, cement grinding aids, cement performance enhancers, curing and sealing compounds, structural grouts and mortars, epoxy adhesives, polyurethane foams, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Conex, Toxement, Viapol, Dural, EUCO, Eucon, Eucem, Fiberstrand, Increte Systems, Plastol, Sentinel, Speed Crete, Tuf-Strand, Prime Gel, Prime Bond, Prime Coat, Prime Guard, Prime Rez, Prime Flex and Tremco PUMA Expansion Joint System brand names;
•
solutions for fire stopping and intumescent coatings for steel structures under our Firetherm brand now all transitioned to Nullifire, Veda and TREMStop brand names;
•
adhesive & sealant solutions for the manufacturing industries under our Pactan brand name;
•
insulated building cladding materials (exterior insulating and finishing systems, “EIFS”) under our Dryvit and NewBrick brand names;
•
insulated concrete form (“ICF”) wall systems and engineered buck framing systems and ICF bracing systems marketed and sold under the Nudura, PreBuck, and Giraffe brand names; and
•
foam joint sealants for commercial construction manufactured and marketed under the Schul brand name;
•
expansion joint covers and fire-stopping solutions for horizontal and vertical linear joints under the Veda brand.

PCG Segment

Our PCG segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our PCG segment generated $1.3 billion in net sales for the fiscal year ended May 31, 2023 and includes the following major product lines and brand names:

•
high-performance polymer flooring products and services for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Hummervoll, Kemtile, Liquid Elements and API brand names;
•
high-performance, heavy-duty corrosion-control coatings, containment linings, railcar linings, fireproofing and soundproofing products and heat and cryogenic insulation products for a wide variety of industrial infrastructure and oil and gas-related applications marketed under our Carboline, Specialty Polymer Coatings, Nullifire, Charflame, Firefilm, A/D Fire, Strathmore, Thermo-Lag, Plasite, Perlifoc, Dudick, Farbocustic and Southwest brand names;
•
specialty construction products and services for bridge expansion joints, structural bearings, bridge decks, highway markings, protective coatings, trenchless pipe rehabilitation equipment and asphalt and concrete repair products marketed under our USL, Pitchmastic PMB, Nufins, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Resins, Logiball and Epoplex brand names;
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

Consumer Segment

Our Consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, residential construction suppliers, paint stores, craft shops and to other customers through distributors. Our Consumer segment generated $2.5 billion in net sales in the fiscal year ended May 31, 2023 and is composed of the following major product lines and brand names:

•
a broad line of coating products to protect and decorate a wide variety of surfaces for the DIY and professional markets which are sold under several brand names, including Rust-Oleum, Stops Rust, American Accents, Painter’s Touch, Universal, Industrial Choice, Rust-Oleum Automotive, Sierra Performance, Hard Hat, TOR, Mathys, CombiColor, Noxyde, MultiSpec and Tremclad;
•
specialty products targeted to solve problems for the paint contractor and the DIYer for applications that include surface preparation, mold and mildew prevention, wallpaper removal and application, and waterproofing, sold under our Zinsser, B-I-N, Bulls Eye 1-2-3, Cover Stain, DIF, FastPrime, Sealcoat, Gardz, Perma-White, Shieldz, Watertite and Okon brand names;
•
a line of woodcare products for interior and exterior applications for the DIY and professional markets that are sold under the Varathane, Watco and Wolman brand names;
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

SPG Segment

Our SPG segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG segment generated $0.8 billion in net sales for the fiscal year ended May 31, 2023 and includes the following major product lines and brand names:

•
fluorescent colorants and pigments marketed under our Day-Glo and Radiant brand names;
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

Foreign Operations

For the fiscal year ended May 31, 2023, our foreign operations accounted for approximately 28.5% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 0.9% of our total net sales for the fiscal year ended May 31, 2023. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, Sweden, Turkey, the United Arab Emirates and the United Kingdom. We also have sales offices or warehouse facilities in Costa Rica, the Czech Republic, the Dominican Republic, Estonia, Finland, Guatemala, Hong Kong, Hungary, Indonesia, Ireland, Namibia, Oman, Pakistan, Panama, Peru, Philippines, Puerto Rico, Qatar, Singapore, Slovakia, Switzerland, Thailand and Vietnam. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional, national and multi-national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, sealants, insulating foams, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based coatings; hobby paints; small project paints; industrial-corrosion-control products; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; fiberglass-reinforced-plastic gratings; nail polish; water and fire damage restoration products; carpet cleaning truck-mount systems and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Industrial Protective Coatings Products. Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Our protective industrial coating products are marketed primarily under our Carboline, Specialty Polymer Coatings, Plasite, Nullifire, Firefilm, Charflame, A/D Fire, Strathmore, Thermo-lag, Perlifoc, Epoplex, and Farbocustic brand names. Some of the larger consumers of high-performance protective and corrosion control coatings, fireproofing and intumescent steel coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding, high-rise building construction, public utility and bridge and highway industries, water and wastewater treatment plants, and electronics manufacturing facilities. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for over three-quarters of U.S. demand, with the remainder generated by new roofing applications. Our primary roofing brand, Tremco, was founded in 1928 on the principle of “keeping good roofs good,” and then, by extension, ensuring “roofing peace of mind” for our customers. We define the market in two segments: (a) restoration and re-roofing or (b) new roofing. We market our systems and services for all of the most common roofing applications. Our roofing systems and services provide high performance and value. High performance ensures a long service life and ease of maintenance. High value ensures low total cost of ownership due to ease of installation, landfill avoidance, roof longevity, elimination of facility and occupant disruption, and utilization of sustainable materials and systems. Whether a project is a restoration, re-roof or new construction, our goal is always to help create a facility that is safe, dry, comfortable, and energy efficient for its occupants.

Construction Products

Flooring Systems Products. Polymer flooring systems are used in industrial, commercial and, to a lesser extent, residential applications to provide a smooth, seamless surface that is impervious to penetration by water and other substances while being easy to clean and maintain. These systems are particularly well-suited for clean environments such as pharmaceutical, food and beverage and healthcare facilities. In addition, the fast installation time and long-term durability of these systems and products make them ideal for industrial floor repair and restoration. Polymer flooring systems are based on epoxy, polyurethane and methyl methacrylate resins. Most of these flooring systems are applied during new construction, but there is also a significant repair and renovation market. Key performance attributes in polymer flooring systems that distinguish competitors for these applications include static control, chemical resistance, contamination control, durability and aesthetics. We market our flooring systems under the Stonhard, Flowcrete, Key Resin, Euclid, Liquid Elements, Hummervoll, Kemtile, API and Dudick brand names.

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

Sealants, Waterproofing, Concrete and Masonry Products. Sealants, which include urethane, silicone, latex, butyl and hybrid technology products, are designed to be installed in construction joints for the purpose of providing a flexible air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic tolerant membranes, expansion joints and bearings are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures. In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges, pipes and other infrastructure. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, AlphaGrade, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Universal Sealants, Nufins, Pitchmastic PMB, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Logiball, Watchdog Waterproofing, PSI, Tuf-Strand, Ekspan, Sealtite and HydroStop brand names for this line of business.

Building Wall, Cladding and Envelope Systems. CPG's collective products and systems are a single source for new construction, renovation and restoration. We take a fully tested systems approach in standing behind its whole building warranty, providing a single point of responsibility for customer peace of mind.

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

Carboline Company and some of our other subsidiaries own more than 510 trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Company and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Global, Inc. and other subsidiaries of the Company own nearly 400 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

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

Our other principal product trademarks include: 2X Ultra Cover®, AlphaGuard®, Alumanation®, Betumat™, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz®, Dymonic®, EnerEDGE®, Enviro-Dri®, EUCO®, ExoAir®, Flecto™, Fibergrate®, Floquil™, Paraseal®, PermaroofTM, Plasite®, Proglaze®, Sanitile®, Sealtite™, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol™, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API®, Perlifoc®, Hummervoll®, USL®, Nufins®, Pitchmastic PMB®, Visul®, Flowcrete®, Nullifire®, Radglo® and Martin Mathys™. Our trademark registrations are valid for a variety of different terms of up to 15 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

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

Throughout fiscal 2023, we experienced inflation in raw materials. While costs of some raw materials have stabilized, we expect that inflation of some materials will potentially create headwinds impacting our results into fiscal 2024.

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

Customers

Sales to our ten largest Consumer segment customers, such as DIY home centers, on a combined basis represented approximately 25%, 22%, and 24% of our total net sales for each of the fiscal years ended May 31, 2023, 2022 and 2021, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers but is largely dispersed over a substantial number of customers.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2023, 2022 and 2021, approximately $86.6 million, $80.5 million and $77.6 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

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

We also established our Building a Better World Oversight Committee, overseen by our Governance and Nominating Committee of our Board of Directors, which is responsible for the direction of our sustainability efforts. The Building a Better World Oversight Committee has three additional subcommittees, each focused on one of the pillars of the Building a Better World program and reporting up to the Building a Better World Oversight Committee. At the management level, day-to-day implementation of our environmental, social and governance (“ESG”) initiatives is led by our Vice President – Compliance and Sustainability, Associate General Counsel.

We are subject to a broad range of laws and regulations dealing with environmental, health and safety issues for the various locations around the world in which we conduct our business. These laws and regulations include, but are not limited to, the following major areas:

•
the sale, export, generation, storage, handling, use and transportation of hazardous materials;
•
regulations related to greenhouse gas emissions, energy or climate change;
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

Human Capital

We understand that our company is only as strong as the team behind it. With the consistent support and dedication of leadership at all levels, we foster a workplace that supports our associates as individuals and helps them thrive in their current positions and strive to accomplish their future aspirations. Our human capital management strategy includes sustainable best practices in professional development, benefits, health and safety, and community involvement in an effort to continue to hire the best associates and retain them throughout the course of their careers. We measure satisfaction through our annual Engagement Survey, through which participants are able to express their opinion and provide comments and suggestions.

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

Benefits

Our leadership has long understood that to attract and retain top talent, and to share the benefits of a successful business, we must maintain a premium benefits program for our associates. For U.S. associates, we offer an attractive benefits package, including defined benefit pension plans, medical, telehealth, tuition reimbursement and an employer-matched 401(k). We also offer an Employee Assistance Program (“EAP”) which focuses on behavioral health and also provides resources for financial and legal matters. Mental health support is key to associates, who may get support through the EAP as well as through telehealth and our health plans.

Similar ancillary benefits are offered to our Canadian associates, and associates of our other foreign subsidiaries receive benefits coverage, to the extent deemed appropriate, through plans that meet local requirements.

Diversity & Inclusion

At RPM, we are committed to fostering, cultivating and preserving a culture of diversity and inclusion. We support this commitment and provide associate resources through Respect at RPM, a program that reinforces our core values of operating with transparency, trust and respect. The program emphasizes the importance of diversity and inclusion at RPM and across all our operations; and supports associate growth and development. We have built our workforce with a commitment to create a diverse and inclusive culture. We recruit, select, hire and develop individuals based on their qualifications and skills. All associates and other parties involved in the employment relationship are required to comply with RPM’s Code of Conduct and are prohibited from discriminating against individuals during all stages of employment or hiring, including decisions involving recruitment, promotion, transfer, assignment, training, termination and lay-offs, working conditions, wage and salary administration, associate benefits and application of policies. We prohibit any inappropriate conduct or behavior against others, including discrimination perpetrated by associates, supervisors, customers or vendors, and strictly prohibit retaliation and harassment, as set forth in our Code of Conduct and Hotline and Non-Retaliation Policy.

Health & Safety

We follow many best practices to ensure our associates come to work feeling empowered to safely do their jobs. As part of our EH&S management system, we continuously educate and train to institutionalize our health and safety values, set and monitor health and safety objectives, conduct regular risk assessments and process hazard and root cause analysis, and actively enforce incident prevention and reporting policies. In addition, we conduct EH&S compliance audits annually that are prioritized based on high-risk processes, facilities with recent expansion or process changes and to cover any new acquisitions.

Associates

As of May 31, 2023, we employed 17,274 persons, of whom approximately 959 were represented by unions under contracts which expire at varying times in the future. We believe that all relations with associates and their unions are good.

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

ECONOMIC AND STRATEGIC RISKS

Our operations and financial condition have been and could continue to be adversely affected by global and regional economic conditions in ways we may not be able to predict or control.

Our operations and financial condition have been and could continue to be adversely affected by global or regional economic conditions if markets decline in the future, whether related to a public health crisis similar to the Covid pandemic, the Russian invasion of Ukraine, higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, our ability to adequately staff operations or otherwise. Office building utilization, higher mortgage rates, and the continued shift in consumer spending to online shopping, may negatively impact office, residential, and retail construction. Additionally, escalation in interest rates, in conjunction with banking failures, may lead to financial institutions being more prudent with capital deployment and tightening lending, especially in relation to construction and real estate development. As a result, future construction activity could decrease due to a lack of financing availability, and financial distress in this sector could be further exacerbated by a lack of refinancing options available for existing real estate loans when they mature in the upcoming months. Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and could continue to experience, labor inflation, increased competitive pricing pressure, raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic declines, decreased purchasing power, public health crisis similar to the Covid pandemic, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

Global economic and capital market conditions may cause our access to capital to be more difficult in the future and/or costs to secure such capital more expensive.

We may need new or additional financing in the future to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and we may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our credit facility are several and not joint and, as a result, a funding default by one institution does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Volatility in the equity markets or interest rates could substantially increase our pension costs and required pension contributions.

We sponsor qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant change in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

A public health crisis could cause disruptions to our operations which could adversely affect our business in the future.

A significant public health crisis could cause disruptions to our operations similar to the effects of the Covid pandemic. The Covid pandemic had a negative effect on our business, results of operations, cash flows and financial condition. It affected our business due to the impact on the global economy, including its effects on transportation networks, raw material availability, production efforts and customer demand for our products. Our ability to predict and respond to future changes resulting from potential health crisis is uncertain. Even after a public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of future pandemics, the negative financial impact to our results cannot be reasonably estimated and could be material.

Terrorist activities and other acts of violence or war and other disruptions have negatively impacted in the past, and could negatively impact in the future, the United States and foreign countries, the financial markets, the industries in which we compete, our operations and profitability.

Terrorist activities, acts of violence or war and other disruptions have contributed to economic instability in the United States and elsewhere, and acts of terrorism, cyber-terrorism, violence or war could affect the industries in which we compete, our ability to purchase raw materials, adequately staff our operations, manufacture products or sell or distribute products, which could have a material adverse impact on our financial condition and results of operations.

Adverse weather conditions and natural disasters, including those related to the impacts of climate change, may reduce the demand for some of our products, impair our ability to meet our demand for such products or cause supply chain disruptions which could have a negative effect on our operations and sales.

From time to time, extreme weather conditions, including natural disasters, and those related to the impacts of climate change, have had a negative effect on our operations and sales. Unusually cold or rainy weather, especially during the general construction and exterior painting season, could have an adverse effect on sales. As a result, we have historically experienced weaker sales and net income in our third fiscal quarter (December through February) in comparison to our performance during our other fiscal quarters. Events such as destructive wildfires, extreme storms or temperatures and increased flooding or other natural disasters could damage our facilities, leading to production or distribution challenges which could have a negative effect on our sales.

The impacts of these risks to our suppliers may also have a detrimental effect on the sales, manufacturing, and distribution of our products, including raw material shortages and increased costs. Any such effect on sales may result in a reduction in earnings or cash flow.

Significant foreign currency exchange rate fluctuations may harm our financial results.

We conduct business in various regions throughout the world and are therefore subject to market risk due to changes in the exchange rates of foreign currencies in relation to the U.S. dollar. Because our Consolidated Financial Statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net revenues, earnings and the carrying values of our assets located outside the United States.

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

As of May 31, 2023, we had approximately $1.8 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350, "Intangibles – Goodwill and Other," requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, this is a subjective process that considers both internal and external factors. The impairment assessment evaluation requires the use of significant judgment regarding estimates and assumptions surrounding future results of operations and cash flows.

In connection with our Margin Achievement Plan 2025 ("MAP 2025") operating improvement initiative, during the fiscal third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the Universal Sealants (“USL”) reporting unit within our PCG segment, and is correspondingly exploring strategic alternatives for our infrastructure services business within the United Kingdom (“U.K.”). Due to this decision, we determined that an interim goodwill impairment assessment, as well as an impairment assessment for our other long-lived assets were required. Accordingly, we recorded an impairment loss totaling $36.7 million for the impairment of goodwill and an impairment loss of $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit during fiscal 2023. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment.

Our required annual impairment testing for goodwill and indefinite-lived intangible assets, which we performed during the fourth quarters of the fiscal years ended May 31, 2023, 2022 and 2021 did not result in an impairment charge. For discussion of the approach for, and results of, our interim and annual impairment testing for goodwill and indefinite lived intangible assets for all periods presented, please refer to the headings entitled “Goodwill” and “Other Long-Lived Assets” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” sections located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as Note A(11), "Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets," and Note C, "Goodwill and Other Intangible Assets," to our Consolidated Financial Statements as presented below.

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

Our total debt was approximately $2.7 billion at May 31, 2023 and 2022, which compares with $2.1 billion in stockholders’ equity at May 31, 2023. Our level of indebtedness could have important consequences. For example, it could:

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

On May 31, 2021, we formally concluded our 2020 Margin Acceleration Plan ("MAP to Growth") operating improvement program, which resulted in significant changes in our organizational and operational structure impacting most of our companies. In August 2022, we approved and announced our MAP 2025. MAP 2025 is a multi-year restructuring plan to build on the achievements of MAP to Growth. Our MAP 2025 operating improvement program may result in significant changes in our organizational and operational structure. We have taken actions and may continue to take additional actions during future periods, in furtherance of these or other operating improvement initiatives. We may incur further expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated associate turnover and the objectives of our operating improvement initiatives may not be achieved. The occurrence of any of these or other related events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

Fluctuations in the supply and cost of raw materials may negatively impact our financial results.

The cost and availability of raw materials, including packaging, materially impact our financial results. We obtain raw materials from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which have, and could in the future, increase the cost of manufacturing our products. Under normal market conditions, raw materials are generally available on the open market from a variety of sources; however, our suppliers may be impacted by social and environmental regulations and expectations, including regulations related to climate change, adverse weather conditions, pandemics, trade policy, energy availability or civil unrest, resulting in shortages or price volatility. Interruptions in the supply of raw materials or sources of energy could have a significant impact on our ability or cost to produce products.

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

Additionally, changes in international trade duties, tariffs, sanctions and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of raw materials. Any increase in materials that is not offset by an increase in our prices could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The markets in which we operate are highly competitive and some of our competitors are much larger than we are and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all our product lines. However, any significant increase in competition, resulting from the consolidation of competitors, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Companies that compete in our markets include Akzo Nobel, Axalta Coating Systems Ltd., Carlisle Companies Inc., H.B. Fuller, Masco Corporation, PPG Industries, Inc., The Sherwin-Williams Company and Sika AG. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these or other companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

Our success depends upon our ability to attract and retain key associates and the succession of senior management.

Our success largely depends on the performance of our management team and other key associates. If we are unable to attract and retain talented, highly qualified senior management and other key associates (including the ability to identify and attract key international associates), our business, results of operations, cash flows and financial condition could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key associates, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

We depend on a number of large customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the Consumer reportable segment, face a substantial amount of customer concentration. Our key customers in the Consumer reportable segment include Ace Hardware, Amazon, Do It Best, The Home Depot, Inc., Lowe’s, Menards, Orgill, True Value, W.W. Grainger, and Wal-Mart. Within our Consumer segment, sales to these customers accounted for approximately 67%, 64% and 65% of net sales for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. On a consolidated basis, sales to these customers across all of our reportable segments accounted for approximately 25%, 22% and 24% of our consolidated net sales for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2023, 2022, and 2021, and 23%, 25% and 26% of our Consumer segment net sales for fiscal 2023, 2022 and 2021, respectively. If we were to lose one or more of our key customers, experience a delay or cancellation of a significant order, incur a significant decrease in the level of purchases from any of our key customers, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline materially and our operating results could be reduced materially.

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
•
increased risk to our cybersecurity landscape; and
•
increases in our indebtedness and contingent liabilities, which could in turn restrict our ability to raise additional capital when needed or to pursue other important elements of our business strategy.

We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.

Our foreign manufacturing operations accounted for approximately 28.5% of our net sales for the fiscal year ended May 31, 2023, not including exports directly from the United States which accounted for approximately 0.9% of our net sales for fiscal 2023. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by a public health crises, the Russian invasion of Ukraine, war, changes in social, political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations and changes in regulatory requirements that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

Data privacy, cybersecurity, and artificial intelligence considerations could impact our business.

We rely on information technology systems, including tools that utilize artificial intelligence, and applications to conduct our business, including recording and processing transactions, administering human resource activities and associate benefits, manufacturing, marketing, and selling our products, researching and developing new products, maintaining and growing our businesses, and supporting and communicating with our associates, customers, suppliers and other stakeholders. The importance of such systems has increased due to many of our associates working remotely. Some of these systems and applications are operated by third parties. Additionally, we, ourselves and through our third parties, collect and process personal, confidential, and sensitive data about our business, which may include information about our customers, associates, suppliers, distributors and others. Some of this data is stored, accessible or transferred internationally. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate information technology infrastructure, or we do not effectively implement system upgrades in a timely manner, our business or financial results could be negatively impacted.

The interpretation and application of cybersecurity, artificial intelligence, biometric, and privacy laws, rules and regulations around the world applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, many tools and resources we use integrate or will integrate some form of artificial intelligence which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and unintended consequences. It is possible that the information technology tools we use may negatively affect our reputation, disrupt our operations, or have a material impact on our financial results.

Further, although we have implemented internal controls and procedures designed to manage compliance with the Data Protection Laws and protect our data, there can be no assurance that our controls will prevent a breach or that our procedures will enable us to be fully compliant with all Data Protection Laws. Cyber-attacks or breaches due to security vulnerabilities, associate error, supplier or third-party error, malfeasance or other disruptions may still occur. We have been and may in the future be subject to attempts to gain unauthorized access to our information technology systems and/or applications.

We have experienced data security incidents that have disrupted our operations, but which did not have a material impact on our financial results.

These risks may be increased as a result of an increase in remote work, a public health crisis similar to the Covid pandemic or foreign affairs such as the Russian invasion of Ukraine. In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information related to us, our associates, former associates, customers, suppliers or others. A violation of, or failure to comply with, the Data Protection Laws, a cyber-attack or a security breach of our systems could lead to negative publicity, legal claims, extortion, ransom, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims, privacy violations and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

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

Similarly, the reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, continued trademark validity, the availability of similar products from our competitors, and our ability to maintain product quality, technological advantages and claims of superior performance. Furthermore, the prevalence of social media increases our risk of receiving negative commentary that could damage the perception of our brands. A loss of a brand or in the actual or perceived value of our brands could limit or reduce the demand for our products and could negatively impact our business and financial condition.

Although we have insurance, it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks and hazards that apply to our operations, our insurance may not cover every potential risk associated with our operations. The occurrence of a significant event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates and with terms and conditions we consider reasonable.

If our efforts to achieve stated sustainability goals, targets or objectives fail, our business and reputation may be adversely affected.

We might fail to effectively address increased attention or expectations from the media, stockholders, activists and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, we have established and publicly announced goals to reduce our impact on the environment and, in the future may establish and publicly announce other goals or commitments associated with our sustainability initiatives. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, are perceived to have failed, or are delayed in achieving these goals and commitments, it could negatively affect investor confidence in us, as well as expose us to government enforcement actions and private litigation.

LEGAL AND REGULATORY RISKS

The industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related costs, which could adversely impact our business.

We face an inherent risk of legal claims if the exposure to, or the failure, use, or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business, we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties, including those related to product liability, product claims regarding asbestos or other chemicals or materials in our products, warranties, the environment, employment matters, contracts, service contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material. We are defending claims and class action lawsuits, and could be subject to future claims and lawsuits, in which significant financial damages are alleged. These matters could consume material financial resources to defend and be a distraction to management. Some, but not all, of such matters are insured. We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

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

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business. These include securities, environmental, health, safety, tax, competition and anti-trust, insurance, service contract and warranty, trade controls, data security, anti-corruption, anti-money laundering, wage and hour employment and privacy laws and regulations. These laws and regulations change from time to time and thus may result in increased risk and costs to us related to our compliance therewith. From time-to-time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material, may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on approximately 172 acres, which we own in Medina, Ohio. As of May 31, 2023, our operations occupied a total of approximately 19.7 million square feet, with the majority, approximately 16.3 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 19.7 million square feet occupied, approximately 9.1 million square feet are owned and approximately 10.6 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2023, of our principal owned facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	512,792
Cacapava, Brazil	Euclid (CPG)	383,776
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	261,000
Fairborn, Ohio	Rust-Oleum (Consumer)	258,886
Cleveland, Ohio	Day-Glo (SPG)	224,624
LaFayette, Georgia	Euclid (CPG)	201,109
Dayton, Nevada	Carboline (PCG)	184,833
Corsicana, Texas	Tremco (CPG)	182,680
Cherry Hill, New Jersey	Stonhard (PCG)	181,680
Cleveland, Ohio	Euclid (CPG)	180,378
Zelem, Belgium	Rust-Oleum (Consumer)	172,136
Cleveland, Ohio	Tremco (CPG)	160,300
Bodenwoehr, Germany	CPG Europe (CPG)	156,184
Vallirana, Spain	Carboline (PCG)	155,743
Coaldale, Alberta, Canada	Nudura (CPG)	150,705
Lierstranda, Norway	Carboline (PCG)	145,958
Baltimore, Maryland	DAP (Consumer)	144,200
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000
Tipp City, Ohio	DAP (Consumer)	140,000
Arkel, Netherlands	CPG Europe (CPG)	138,542
El Marques, Mexico	Fibergrate (PCG)	136,950
Attleboro, Massachusetts	Rust-Oleum (Consumer)	133,650
Hudson, North Carolina	Wood Finishes Group (SPG)	132,300
Ellaville, Georgia	TCI (SPG)	129,600
Wigan, Lancashire, United Kingdom	CPG Europe (CPG)	122,000
Lake Charles, Louisiana	Carboline (PCG)	114,287
Johannesburg, South Africa	Stonhard (PCG)	112,956
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,354
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000
Tocancipa, Colombia	Euclid (CPG)	106,824
Richmond, Missouri	Stonhard (PCG)	100,411
Maple Shade, New Jersey	Stonhard (PCG)	80,606
Kirkland, Illinois	Euclid (CPG)	78,825
Tultitlan, Mexico	Euclid (CPG)	75,422
Dallas, Texas	DAP (Consumer)	74,000
Medina, Ohio	Tremco (CPG)	72,300
Cleveland, Ohio	Tremco (CPG)	65,810
Alghero, Italy	Stonhard (PCG)	62,775
Pacific, Missouri	DAP (Consumer)	60,408
Woodlake, California	Dryvit (CPG)	41,475
Columbus, Georgia	Dryvit (CPG)	40,600
Saint Apollinaire, France	CPG Europe (CPG)	37,620
Sand Springs, Oklahoma	Dryvit (CPG)	36,998
Twistringen, Germany	CPG Europe (CPG)	32,873
Fort Wayne, Indiana	Stonhard (PCG)	26,700
Chennai, India	Carboline (PCG)	24,000
Pasadena, Texas	Euclid (CPG)	23,360

Set forth below is a description, as of May 31, 2023, of our principal leased facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Martinsburg, West Virginia	Rust-Oleum (Consumer)	921,712
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243
Cleveland, Ohio	Tremco (CPG)	583,565
Toronto, Ontario, Canada	Tremco (CPG)	400,551
Granby, Quebec, Canada	Nudura (CPG)	341,926
Fairborn, Ohio	Rust-Oleum (Consumer)	340,292
Riverside, California	Rust-Oleum (Consumer)	309,535
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	272,767
Baltimore, Maryland	DAP (Consumer)	244,495
Columbus, Georgia	Nudura (CPG)	223,400
Elgin, Illinois	Profile Foods (SPG)	135,490
Gateshead, Tyne, United Kingdom	Rust-Oleum (Consumer)	135,000
Garland, Texas	DAP (Consumer)	130,900
North Kingstown, Rhode Island	Dryvit (CPG)	120,000
Burlington, Washington	Legend Brands (SPG)	113,875
Lake Charles, Louisiana	Carboline (PCG)	100,035
Leicester, Leicestershire, United Kingdom	CPG Europe (CPG)	95,978
Louisa, Virginia	Carboline (PCG)	60,000
Kepong, Malaysia	CPG Asia (CPG)	50,279

We lease certain of our properties under long-term leases. Some of these leases provide for increased rent based on an increase in the cost-of-living index. For information concerning our rental obligations, see Note M, “Leases,” to the Consolidated Financial Statements. Under many of our leases, we are obligated to pay certain varying insurance costs, utilities, real property taxes and other costs and expenses.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2023 through March 31, 2023	5,672	$85.31	—	—
April 1, 2023 through April 30, 2023	161,035	$82.01	152,478	—
May 1, 2023 through May 31, 2023	7,575	$79.79	—	—
Total - Fourth Quarter	174,282	$82.02	152,478	—

(1)
All of the 21,804 shares of common stock that were disposed of back to us during the three-month period ended May 31, 2023 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.
(2)
The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $317.3 million at May 31, 2023. Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

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

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2023, 2022 and 2021.

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

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2023, 2022 and 2021, there were no goodwill impairments.

Impairment Charge Recorded in the Third Quarter of Fiscal 2023

Although no impairment charge was recorded during these periods related to the annual impairment test, we did record a goodwill impairment charge in fiscal 2023. As previously reported, we announced our MAP 2025 operational improvement initiative in August 2022. Due to the challenged macroeconomic environment we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within our PCG segment and is correspondingly exploring strategic alternatives for our infrastructure services business within the U.K., which represents approximately 30% of annual revenues of the reporting unit.

Due to this decision, we determined that an interim goodwill impairment assessment was required, as well as an impairment assessment for our other long-lived assets. Accordingly, we recorded an impairment loss totaling $36.7 million for the impairment of goodwill in our USL reporting unit during fiscal 2023. Refer to Note C, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for additional details on this goodwill impairment charge.

Changes in the Composition of Reporting Units in the Fourth Quarter of Fiscal 2023

Subsequent to our annual impairment assessment, in the fourth quarter of fiscal 2023 and in connection with our MAP 2025 initiative, the Viapol business within our CPG segment was realigned from our Sealants reporting unit to our Euclid reporting unit. We performed an interim goodwill impairment assessment for both of the impacted reporting units using a quantitative assessment. Based on this assessment, we concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no goodwill impairment was identified as a result of this realignment.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2023, 2022 and 2021.

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

Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2023, 2022 and 2021 did not result in an impairment charge.

Although no impairment losses were recorded during these periods related to the annual impairment test, we did record an intangible asset impairment charge in fiscal 2023. In connection with MAP 2025 and related to the goodwill impairment charge noted above, we determined that an interim impairment assessment for our other long-lived assets was required following management's decision to restructure the USL reporting unit within our PCG segment. Accordingly, we recorded an impairment loss totaling $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit during fiscal 2023. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment. Refer to Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for further discussion.

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

Pension and Postretirement Plans

We sponsor qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding, (ii) cause volatility in the net periodic pension cost and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant change in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2023 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the United States and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2023	$(5.2)	$6.3	$(0.7)	$1.3
(Decrease) increase in obligation as of May 31, 2023	$(51.0)	$59.5	$(18.1)	$22.5
Expected Return on Plan Assets
(Decrease) increase in expense in FY 2023	$(5.9)	$5.9	$(1.8)	$1.8
(Decrease) increase in obligation as of May 31, 2023	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2023	$6.0	$(5.3)	$0.9	$(0.8)
Increase (decrease) in obligation as of May 31, 2023	$22.8	$(20.6)	$5.1	$(4.5)

Based upon May 31, 2023 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2023	$-	$-	$(0.7)	$0.6
(Decrease) increase in obligation as of May 31, 2023	$(0.1)	$0.1	$(4.4)	$5.7

BUSINESS SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our chief operating decision maker in determining how to allocate the assets of the company and evaluate performance. These four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. We evaluate the profit performance of our segments primarily based on income before income taxes, but also look to earnings (loss) before interest and taxes (“EBIT”), and/or adjusted EBIT, which adjusts for one-off items impacting revenues and/or expenses that are not considered by management to be indicative of ongoing operations, as a performance evaluation measure because interest income (expense), net is essentially related to corporate functions, as opposed to segment operations.

Our CPG reportable segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and associated chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding and concrete forms, flooring systems, and weatherproofing solutions.

Our PCG reportable segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic gratings and drainage systems.

Our Consumer reportable segment manufactures and markets professional use and DIY products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and to other customers through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners, sandpaper and other abrasives; silicone sealants and wood stains.

Our SPG reportable segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG reportable segment offers products that include industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty OEM coatings.

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

SEGMENT INFORMATION
(In thousands)
Year Ended May 31,	2023	2022	2021
Net Sales
CPG Segment	$2,608,872	$2,486,486	$2,076,565
PCG Segment	1,333,567	1,188,379	1,028,456
Consumer Segment	2,514,770	2,242,047	2,295,277
SPG Segment	799,205	790,816	705,990
Total	$7,256,414	$6,707,728	$6,106,288
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$309,683	$396,509	$291,773
Interest (Expense), Net (b)	(8,416)	(6,673)	(8,030)
EBIT (c)	$318,099	$403,182	$299,803

PCG Segment
Income Before Income Taxes (a)	$133,757	$139,068	$90,687
Interest Income, Net (b)	1,466	575	128
EBIT (c)	$132,291	$138,493	$90,559

Consumer Segment
Income Before Income Taxes (a)	$378,157	$175,084	$354,789
Interest (Expense) Income, Net (b)	(3,372)	266	(242)
EBIT (c)	$381,529	$174,818	$355,031

SPG Segment
Income Before Income Taxes (a)	$103,279	$121,937	$108,242
Interest Income (Expense), Net (b)	68	(86)	(284)
EBIT (c)	$103,211	$122,023	$108,526

Corporate/Other
(Loss) Before Income Taxes (a)	$(275,494)	$(225,799)	$(177,053)
Interest (Expense), Net (b)	(99,013)	(89,605)	(32,522)
EBIT (c)	$(176,481)	$(136,194)	$(144,531)

Consolidated
Net Income	$479,731	$492,466	$503,500
Add: (Provision) for Income Taxes	(169,651)	(114,333)	(164,938)
Income Before Income Taxes (a)	649,382	606,799	668,438
Interest (Expense)	(119,015)	(87,928)	(85,400)
Investment Income (Expense), Net	9,748	(7,595)	44,450
EBIT (c)	$758,649	$702,322	$709,388

(a)
The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by Generally Accepted Accounting Principles (“GAAP”) in the United States, to EBIT.
(b)
Interest income (expense), net includes the combination of interest (expense) and investment income (expense), net.
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

RESULTS OF OPERATIONS

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended May 31, 2023 and 2022. For comparisons of the years ended May 31, 2022 and 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022 as filed on July 25, 2022.

Net Sales

	Fiscal year ended May 31,
(In millions, except percentages)	2023	2022	Total Growth	Organic Growth(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$2,608.9	$2,486.5	4.9%	6.8%	1.5%	-3.4%
PCG Segment	1,333.5	1,188.4	12.2%	15.5%	0.6%	-3.9%
Consumer Segment	2,514.8	2,242.0	12.2%	13.6%	0.4%	-1.8%
SPG Segment	799.2	790.8	1.1%	2.9%	-0.2%	-1.6%
Consolidated	$7,256.4	$6,707.7	8.2%	10.1%	0.8%	-2.7%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated organic sales growth in the current year, driven by strength in restoration systems for roofing, facades and parking structures. Additionally, the segment's concrete admixtures and repair business benefited from market share gains and capital spending on infrastructure projects. Improved pricing in response to continued cost inflation also contributed to sales growth during the year. This growth was partially offset by deteriorating economic conditions and unfavorable foreign exchange translation in Europe, along with reduced demand for businesses that serve residential and certain commercial construction markets.

Our PCG segment generated significant sales growth in nearly all the major business units in the segment when compared to the prior year. Performing particularly well were businesses that provide flooring systems, protective coatings, and fiberglass reinforced plastic grating, all of which were strategically well-positioned to benefit from growing vertical markets such as pharmaceuticals and industries reshoring their manufacturing, which includes semiconductor chip and electric vehicle assembly and battery manufacturing. This increase was also facilitated by strong demand in energy markets and price increases in response to continued cost inflation. Partially offsetting this growth was our bridgecare business, which suffered from economic decline and regulatory headwinds in Europe. Internationally, unfavorable foreign exchange translation was a headwind, but growth in emerging markets was strong in local currency.

Our Consumer segment generated significant organic growth in comparison to the prior year due to improved raw material supply, particularly of alkyd-based resins secured through strategic investment in its supply chain, insourcing, and qualifying new suppliers. In addition, sales growth benefited from price increases to catch up with continued cost inflation and the prior year comparison when supply chain disruptions impacted raw material supply. This growth was partially offset by volume declines as retail customers were holding leaner inventories, consumer takeaway at retail declined and by unfavorable foreign exchange translation, particularly in Europe.

Our SPG segment generated sales growth, particularly in those businesses serving the food coatings and additives market, as a result of strategically refocusing sales management and selling efforts. In addition, sales growth benefited from improved pricing in response to continued cost inflation. The segment's disaster restoration business also benefited from the response to Hurricane Ian and other inclement weather. This growth was offset by decreased demand at businesses serving OEM markets, many of which experienced customer destocking, and unfavorable foreign exchange translation. Additionally, the divestiture of our Guardian Protection Products, Inc. ("Guardian") business reduced sales versus the prior period.

Gross Profit Margin Our consolidated gross profit margin of 37.9% of net sales for fiscal 2023 compares to a consolidated gross profit margin of 36.3% for the comparable period a year ago. This gross profit margin increase of approximately 160 basis points ("bps") resulted primarily from higher selling prices catching up with continued cost inflation and savings from MAP initiatives, while the prior year's margin was reduced by inefficiencies from inconsistent raw material supply. Partially offsetting these improvements were continued inflation in raw materials and wages, along with reduced fixed-cost leverage due to lower overall demand and internal initiatives to normalize inventories.

We expect that headwinds related to wage inflation and reduced fixed-cost leverage due to lower overall demand will continue to be reflected in our results into early fiscal 2024. In addition, rising interest rates have negatively impacted construction activity, existing home sales, and overall economic activity, resulting in reduced customer demand which we expect to continue into the first quarter of fiscal 2024.

Selling, General and Administrative (“SG&A”) Expenses Our consolidated SG&A expense increased by approximately $167.8 million during fiscal 2023 versus fiscal 2022 and increased to 27.0% of net sales for fiscal 2023 from 26.7% of net sales for fiscal 2022. The restoration of travel expenses and advertising expenses, along with increases in variable costs associated with improved results, such as commission expense, were contributing factors. In addition, pay inflation, higher distribution costs, increased insurance costs, and a $27.0 million increase in professional fees associated with our MAP 2025 initiatives contributed to this increase, which was partially offset by the $20.0 million gain on business interruption insurance proceeds as described below in Note P, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. Additional SG&A expense incurred from companies recently acquired was approximately $14.4 million during fiscal 2023.

Our CPG segment SG&A was approximately $41.2 million higher for fiscal 2023 versus fiscal 2022 and increased by 40 bps as a percentage of net sales. The increase in expense was mainly due to higher commission expense associated with higher sales, pay inflation, professional fees, distribution costs, as well as restoration of travel expenses compared to the prior year and investments in growth initiatives. Lastly, acquisitions generated additional SG&A expense of approximately $7.7 million.

Our PCG segment SG&A was approximately $41.2 million higher for fiscal 2023 versus fiscal 2022 and increased slightly by 10 bps as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions, higher distribution costs, pay inflation, increased bad debt expense, along with restoration of travel expenses and investments in growth initiatives for diversification of its protective coatings business.

Our Consumer segment SG&A increased by approximately $42.5 million during fiscal 2023 versus fiscal 2022 and decreased by 60 bps as a percentage of net sales. The year-over-year increase in SG&A was attributable to increases in advertising and promotional expense, incentive-based compensation, increased distribution costs, pay inflation, and the restoration of travel expenses, partially offset by the $20.0 million gain on business interruption insurance included in SG&A as described below in Note P, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. Lastly, acquisitions contributed approximately $3.6 million of additional SG&A expense during the current period.

Our SPG segment SG&A was approximately $18.7 million higher during fiscal 2023 versus fiscal 2022 and increased by 210 bps as a percentage of sales. The increase in SG&A expense is attributable to pay inflation, along with the restoration of travel expenses and investments in growth initiatives across each of its business units.

SG&A expenses in our corporate/other category of $168.0 million during fiscal 2023 increased by $24.2 million from $143.8 million recorded during fiscal 2022. The increase in SG&A was primarily attributable to a $24.5 million increase in professional fees related to MAP 2025 initiatives and increased insurance costs, partially offset by a decrease in stock compensation.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the fiscal years ended May 31, 2023 and 2022, as the service cost component has a significant impact on our SG&A expense:

	Fiscal year ended May 31,
(In millions)	2023	2022	Change
Service cost	$49.1	$54.3	$(5.2)
Interest cost	36.8	21.5	15.3
Expected return on plan assets	(44.7)	(49.2)	4.5
Amortization of:
Prior service (credit)	(0.2)	(0.3)	0.1
Net actuarial losses recognized	18.4	17.5	0.9
Curtailment/settlement losses	0.1	-	0.1
Total Net Periodic Pension & Postretirement Benefit Costs	$59.5	$43.8	$15.7

We expect that pension and postretirement expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with inflation, but which may have a material impact on our consolidated financial results in the future. A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $8.2 million and $7.7 million higher expense, respectively. The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note N, “Pension Plans,” and Note O, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above in “Critical Accounting Policies and Estimates — Pension and Postretirement Plans.”

Restructuring Expense

We recorded $15.5 million of restructuring charges during fiscal 2023, of which $11.7 million related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency. Initial phases of the plan have focused on commercial initiatives, operational efficiencies, and procurement. For fiscal 2023, we incurred $8.5 million related to severance and benefit costs and $0.7 million of facility closure costs associated with MAP 2025, and $2.5 million related to other restructuring costs associated with the impairment of an indefinite-lived tradename as described below in Note C, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal year 2025.

We currently expect to incur approximately $11.0 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note B, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Fiscal year ended May 31,
(In millions, except percentages)	2023	2022
Interest expense	$119.0	$87.9
Average interest rate (1)	4.08%	3.16%
(1) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(In millions)	Change in interest expense
Acquisition-related borrowings	$4.2
Non-acquisition-related average borrowings	1.5
Change in average interest rate	25.4
Total Change in Interest Expense	$31.1

Investment (Income) Expense, Net

See Note A(15), "Summary of Significant Accounting Policies - Investment (Income) Expense, Net," to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets and Business, Net

See Note A(3), "Summary of Significant Accounting Policies - Acquisitions/Divestitures," and Note M, "Leases," to the Consolidated Financial Statements for details.

Other Expense (Income), Net

See Note A(16), "Summary of Significant Accounting Policies - Other Expense (Income), Net," to the Consolidated Financial Statements for details.

Income Before Income Taxes (“IBT”)

	Fiscal year ended May 31,
(In millions, except percentages)	2023	% of net sales	2022	% of net sales
CPG Segment	$309.7	11.9%	$396.5	15.9%
PCG Segment	133.8	10.0%	139.1	11.7%
Consumer Segment	378.1	15.0%	175.1	7.8%
SPG Segment	103.3	12.9%	121.9	15.4%
Non-Op Segment	(275.5)	—	(225.8)	—
Consolidated	$649.4		$606.8

On a consolidated basis, our increased earnings reflect our Consumer segment profitability approaching historical averages following supply chain disruptions in the prior year, which was partially offset by charges resulting from our MAP 2025 initiatives and the unfavorable impact of foreign exchange translation. Our CPG segment results reflect deteriorated macroeconomic conditions in Europe and reduced demand for businesses that serve residential and certain commercial construction markets. In addition, our prior year CPG segment results include a $41.9 million gain on the sale of certain real property assets. Our PCG segment results reflect the $39.2 million goodwill and intangible asset impairment charges, offset by improved pricing, volume growth and improved product mix, resulting from digital sales management tools. Our Consumer segment results reflect improved material supply which allowed for previously developed operating efficiencies to be realized, improved pricing to catch up with continued cost inflation and the $20.0 million gain on business interruption insurance. Our SPG segment results reflect decreased demand at businesses serving OEM markets, offset by improved pricing, increased operating efficiencies and the $24.7 million gain on the sale of its Guardian business. Our Non-Op segment results reflect the unfavorable swing in pension non-service costs, along with increased interest expense and professional fees.

Income Tax Rate The effective income tax rate was 26.1% for fiscal 2023 compared to an effective income tax rate of 18.8% for fiscal 2022. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for the components of the effective income tax rates.

Net Income

	Fiscal year ended May 31,
(In millions, except percentages and per share amounts)	2023	% of net sales	2022	% of net sales
Net income	$479.7	6.6%	$492.5	7.3%
Net income attributable to RPM International Inc. stockholders	478.7	6.6%	491.5	7.3%
Diluted earnings per share	3.72		3.79

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $577.1 million of cash was provided by operating activities during fiscal 2023, compared with $178.7 million of cash provided by operating activities during fiscal 2022. The net change in cash from operations includes the change in net income, which decreased by $12.7 million year over year.

The change in accounts receivable during fiscal 2023 provided approximately $92.7 million more cash than fiscal 2022. This resulted from the timing of sales in our CPG segment, which saw extraordinary growth at the end of fiscal 2022, resulting in strong collections in the current year. Average days sales outstanding (“DSO”) at May 31, 2023 increased to 66.9 days from 65.0 days at May 31, 2022.

During fiscal 2023, the change in inventory used approximately $371.0 million less cash compared to our spending during fiscal 2022 as a result of our operating segments beginning to reduce inventory purchases and use safety stock built up in the prior year in response to supply chain outages and raw material inflation. Average days inventory outstanding (“DIO”) at May 31, 2023 increased to 106.0 days from 93.8 days at May 31, 2022.

The change in accounts payable during fiscal 2023 used approximately $217.3 million more cash than during fiscal 2022. Accounts payable balances declined as raw material purchases declined due to supply chain improvement and internal initiatives to normalize inventory levels. Average days payables outstanding (“DPO”) decreased by approximately 3.0 days from 83.5 days at May 31, 2022 to 80.5 days at May 31, 2023.

The change in other accrued liabilities during fiscal 2023 used approximately $89.2 million less cash than during fiscal 2022 due principally to the increase in taxes payable.

Additionally, certain government entities located where we have operations enacted various pieces of legislation designed to help businesses weather the economic impact of Covid and ultimately preserve jobs. Some of this legislation, such as the Coronavirus Aid, Relief, and Economic Relief Security Act in the United States, enabled employers to postpone the payment of various types of taxes over varying time horizons. As of May 31, 2022, we had a total of $13.6 million accrued for such government payments which we paid during fiscal 2023. As of May 31, 2021, we had deferred $27.1 million of such government payments, $13.5 million of which we paid during fiscal 2022. During fiscal 2023, we did not defer any additional government payments that would have normally been paid during fiscal 2023.

Investing Activities

For fiscal 2023, cash used for investing activities decreased by $9.8 million to $249.7 million as compared to $259.5 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by a $79.9 million decrease in cash used for acquisitions. This was partially offset by decreases in proceeds from sales of assets and business, net, which provided $18.3 million less cash in fiscal 2023.

In addition to this, we utilized $32.0 million more cash in fiscal 2023 related to capital expenditures. Our capital expenditures facilitate our continued growth and our MAP 2025 initiatives, such as production and distribution efficiencies, introduction of new technology, and improvement of information systems. Additionally, these capital expenditures help facilitate expanding capacity, improving environmental health and safety capabilities, and enhancing our administration capabilities. We paid for capital expenditures of $254.4 million, $222.4 million, and $157.2 million during the periods ended May 31, 2023, 2022 and 2021, respectively. We continued to increase our capital spending in fiscal 2023 in order to expand capacity to meet growing product demand and continue our growth initiatives.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to the rebalancing of the portfolio, along with differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At May 31, 2023 and 2022, the fair value of our investments in marketable securities totaled $148.3 million and $144.4 million, respectively.

As of May 31, 2023, approximately $196.8 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with approximately $187.1 million as of May 31, 2022. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the United States generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For fiscal 2023, cash used for financing activities increased by $358.6 million to $301.2 million as compared to $57.4 million provided by financing activities in the prior year period. The overall increase in cash used for financing activities was driven principally by debt-related activities. During fiscal 2023, we paid our $300 million 3.45% Notes due 2022. Refer to Note G, “Borrowings,” to the Consolidated Financial Statements for a discussion of significant debt-related activity that occurred in fiscal 2023 and 2022, significant components of our debt, and our available liquidity.

The following table summarizes our financial obligations and their expected maturities at May 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
	Total Contractual	Payments Due In
(In thousands)	Payment Stream	2024	2025-26	2027-28	After 2028
Long-term debt obligations	$2,689,138	$175,422	$250,000	$1,013,716	$1,250,000
Finance lease obligations	9,445	3,168	5,450	790	37
Operating lease obligations	414,351	71,801	112,786	80,991	148,773
Other long-term liabilities (1):
Interest payments on long-term debt obligations	943,759	84,033	156,226	121,550	581,950
Contributions to pension and postretirement plans (2)	523,700	8,400	16,700	118,900	379,700
Total	$4,580,393	$342,824	$541,162	$1,335,947	$2,360,460

(1)
Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $5.4 million at May 31, 2023. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)
These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projection results assume the required minimum contribution will be contributed.

The U.S. dollar fluctuated throughout the year and was stronger against other major currencies where we conduct operations at May 31, 2023 versus May 31, 2022, causing an unfavorable change in the accumulated other comprehensive income (loss) (refer to Note K, “Accumulated Other Comprehensive Income (Loss),” to the Consolidated Financial Statements) component of stockholders’ equity of $69.9 million this year versus an unfavorable change of $95.1 million last year. The change in fiscal 2023 was in addition to favorable net changes of $4.6 million related to adjustments required for minimum pension and other postretirement liabilities, unfavorable changes of $1.8 million related to derivatives and unfavorable changes of $0.5 million related to unrealized losses on fixed income securities.

Stock Repurchase Program

Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for a discussion of our stock repurchase program.

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

Interest Rate Risk

Our primary interest rate risk exposure results from our floating rate debt, including various revolving and other lines of credit (refer to Note G, “Borrowings,” to the Consolidated Financial Statements). If there was a 100-bps increase or decrease in interest rates it would have resulted in an increase or decrease in interest expense of $10.8 million and $4.4 million for fiscal 2023 and 2022, respectively. Our primary exposure to interest rate risk is movements in the Secured Overnight Financing Rate (SOFR) and European Short-Term Rate (ESTR). At May 31, 2023, approximately 38.7% of our debt was subject to floating interest rates.

Foreign Currency Risk

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations (refer to Note A(4), “Summary of Significant Accounting Policies - Foreign Currency,” to the Consolidated Financial Statements). Because our Consolidated Financial Statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net revenues, net income and the carrying values of our assets located outside the United States. Global economic uncertainty continues to exist. Strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the years ended May 31, 2023 and 2022. We do not currently use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the effect of changes in interest rates, and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to a public health crisis similar to the Covid pandemic; (l) risks related to acts of war similar to the Russian invasion of Ukraine; (m) risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; (n) risks related to our use of technology, artificial intelligence, data breaches and data privacy violations; and (o) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Form 10-K for the year ended May 31, 2023, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

Item 8. Financial Statements and Supplementary Data.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

May 31,	2023	2022
Assets
Current Assets
Cash and cash equivalents	$215,787	$201,672
Trade accounts receivable (less allowances of $49,482 and $46,669, respectively)	1,503,040	1,432,632
Inventories	1,135,496	1,212,618
Prepaid expenses and other current assets	329,845	304,887
Total current assets	3,184,168	3,151,809
Property, Plant and Equipment, at Cost	2,332,916	2,132,915
Allowance for depreciation	(1,093,440)	(1,028,932)
Property, plant and equipment, net	1,239,476	1,103,983
Other Assets
Goodwill	1,293,588	1,337,868
Other intangible assets, net of amortization	554,991	592,261
Operating lease right-of-use assets	329,582	307,797
Deferred income taxes	15,470	18,914
Other	164,729	195,074
Total other assets	2,358,360	2,451,914
Total Assets	$6,782,004	$6,707,706
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$680,938	$800,369
Current portion of long-term debt	178,588	603,454
Accrued compensation and benefits	257,328	262,445
Accrued losses	26,470	24,508
Other accrued liabilities	347,477	325,632
Total current liabilities	1,490,801	2,016,408
Long-Term Liabilities
Long-term debt, less current maturities	2,505,221	2,083,155
Operating lease liabilities	285,524	265,139
Other long-term liabilities	267,111	276,990
Deferred income taxes	90,347	82,186
Total long-term liabilities	3,148,203	2,707,470
Contingencies and Accrued Losses (Note P)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 145,124 and outstanding 128,766 as of May 2023; issued 144,685 and outstanding 129,199 as of May 2022	1,288	1,292
Paid-in capital	1,124,825	1,096,147
Treasury stock, at cost	(784,463)	(717,019)
Accumulated other comprehensive (loss)	(604,935)	(537,337)
Retained earnings	2,404,125	2,139,346
Total RPM International Inc. stockholders' equity	2,140,840	1,982,429
Noncontrolling Interest	2,160	1,399
Total equity	2,143,000	1,983,828
Total Liabilities and Stockholders' Equity	$6,782,004	$6,707,706

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

Year Ended May 31,	2023	2022	2021
Net Sales	$7,256,414	$6,707,728	$6,106,288
Cost of Sales	4,508,370	4,274,675	3,701,129
Gross Profit	2,748,044	2,433,053	2,405,159
Selling, General and Administrative Expenses	1,956,040	1,788,284	1,664,026
Restructuring Expense	15,465	6,276	18,106
Goodwill Impairment	36,745	-	-
Interest Expense	119,015	87,928	85,400
Investment (Income) Expense, Net	(9,748)	7,595	(44,450)
(Gain) on Sales of Assets and Business, Net	(28,632)	(51,983)	-
Other Expense (Income), Net	9,777	(11,846)	13,639
Income Before Income Taxes	649,382	606,799	668,438
Provision for Income Taxes	169,651	114,333	164,938
Net Income	479,731	492,466	503,500
Less: Net Income Attributable to Noncontrolling Interests	1,040	985	857
Net Income Attributable to RPM International Inc. Stockholders	$478,691	$491,481	$502,643
Average Number of Shares of Common Stock Outstanding:
Basic	127,507	127,948	128,334
Diluted	128,816	129,580	128,927
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$3.74	$3.81	$3.89
Diluted	$3.72	$3.79	$3.87

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Year Ended May 31	2023	2022	2021
Net Income	$479,731	$492,466	$503,500
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(69,918)	(95,214)	140,499
Pension and other postretirement benefit liability adjustments, net of tax	4,619	37,227	87,107
Unrealized (loss) on securities and other, net of tax	(549)	(1,725)	(950)
Unrealized (loss) gain on derivatives, net of tax	(1,766)	37,153	(23,911)
Total other comprehensive (loss) income	(67,614)	(22,559)	202,745
Total Comprehensive Income	412,117	469,907	706,245
Less: Comprehensive Income Attributable to Noncontrolling Interests	1,024	879	988
Comprehensive Income Attributable to RPM International Inc. Stockholders	$411,093	$469,028	$705,257

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended May 31,	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$479,731	$492,466	$503,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,949	153,074	146,857
Restructuring charges, net of payments	-	(2,516)	(2,909)
Goodwill impairment	36,745	-	-
Fair value adjustments to contingent earnout obligations	-	3,253	(582)
Deferred income taxes	6,236	(25,067)	20,188
Stock-based compensation expense	28,673	40,114	40,926
Net loss (gain) on marketable securities	2,086	17,706	(38,774)
Net (gain) on sales of assets and a business	(28,632)	(51,983)	-
Other	1,683	(66)	(2,340)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) in receivables	(94,585)	(187,299)	(88,618)
Decrease (increase) in inventory	66,805	(304,197)	(68,802)
Decrease (increase) in prepaid expenses and other current and long-term assets	1,364	(13,040)	(11,457)
(Decrease) increase in accounts payable	(116,053)	101,223	151,388
(Decrease) increase in accrued compensation and benefits	(2,643)	9,737	62,966
Increase (decrease) in accrued losses	2,231	(3,956)	8,510
Increase (decrease) in other accrued liabilities	38,515	(50,718)	43,010
Other	-	-	2,293
Cash Provided By Operating Activities	577,105	178,731	766,156
Cash Flows From Investing Activities:
Capital expenditures	(254,435)	(222,403)	(157,199)
Acquisition of businesses, net of cash acquired	(47,542)	(127,457)	(165,223)
Purchase of marketable securities	(18,674)	(15,032)	(121,669)
Proceeds from sales of marketable securities	12,731	21,533	112,298
Proceeds from sales of assets and a business	58,288	76,590	-
Other	(72)	7,222	5,405
Cash (Used For) Investing Activities	(249,704)	(259,547)	(326,388)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	341,720	437,564	-
Reductions of long-term and short-term debt	(355,463)	(101,505)	(188,278)
Cash dividends	(213,912)	(204,394)	(194,720)
Repurchase of common stock	(50,000)	(52,500)	(49,956)
Shares of common stock returned for taxes	(17,047)	(11,549)	(22,826)
Payments of acquisition-related contingent consideration	(3,765)	(5,774)	(2,218)
Other	(2,689)	(4,452)	(1,621)
Cash (Used For) Provided By Financing Activities	(301,156)	57,390	(459,619)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12,130)	(21,606)	33,139
Net Change in Cash and Cash Equivalents	14,115	(45,032)	13,288
Cash and Cash Equivalents at Beginning of Period	201,672	246,704	233,416
Cash and Cash Equivalents at End of Period	$215,787	$201,672	$246,704
Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Interest	$113,953	$81,838	$82,440
Income taxes, net of refunds	$134,436	$172,254	$147,436
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at year-end	$34,470	$27,237	$29,848

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
(In thousands)	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2020	129,511	$1,295	$1,014,428	$(580,117)	$(717,497)	$1,544,336	$1,262,445	$2,218	$1,264,663
Net income	-	-	-	-	-	502,643	502,643	857	503,500
Other comprehensive income	-	-	-	-	202,613	-	202,613	132	202,745
Dividends declared and paid ($1.50 per share)	-	-	-	-	-	(194,720)	(194,720)	-	(194,720)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,246)	(1,246)
Share repurchases under repurchase program	(594)	(6)	6	(49,956)	-	-	(49,956)	-	(49,956)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	656	6	40,966	(22,933)	-	-	18,039	-	18,039
Balance at May 31, 2021	129,573	1,295	1,055,400	(653,006)	(514,884)	1,852,259	1,741,064	1,961	1,743,025
Net income	-	-	-	-	-	491,481	491,481	985	492,466
Other comprehensive (loss)	-	-	-	-	(22,453)	-	(22,453)	(106)	(22,559)
Dividends declared and paid ($1.58 per share)	-	-	-	-	-	(204,394)	(204,394)	-	(204,394)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,441)	(1,441)
Share repurchases under repurchase program	(601)	(6)	6	(52,500)	-	-	(52,500)	-	(52,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	227	3	40,741	(11,513)	-	-	29,231	-	29,231
Balance at May 31, 2022	129,199	1,292	1,096,147	(717,019)	(537,337)	2,139,346	1,982,429	1,399	1,983,828
Net income	-	-	-	-	-	478,691	478,691	1,040	479,731
Other comprehensive (loss)	-	-	-	-	(67,598)	-	(67,598)	(16)	(67,614)
Dividends declared and paid ($1.66 per share)	-	-	-	-	-	(213,912)	(213,912)	-	(213,912)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(263)	(263)
Share repurchases under repurchase program	(598)	(6)	6	(50,000)	-	-	(50,000)	-	(50,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	165	2	28,672	(17,444)	-	-	11,230	-	11,230
Balance at May 31, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1) Consolidation, Noncontrolling Interests and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and the instructions to Form 10-K. In our opinion, all adjustments (consisting of normal accruals) considered necessary for fair presentation have been included for the periods ended May 31, 2023, 2022, and 2021. The presentation of the Consolidated Statements of Comprehensive Income has been condensed and our disclosure in Note K, “Accumulated Other Comprehensive Income (Loss),” has correspondingly been expanded. As a result, certain prior period amounts have been reclassified to conform with the current year’s presentation.

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

During the fiscal year ended May 31, 2023, we completed a total of six acquisitions across our four reportable segments. Most notably, within our Consumer reportable segment, we acquired a distributor of branded chalk paints, primarily targeting the upscale décor market in the U.K. and Ireland.

In addition, on January 20, 2023, we completed the divestiture of our Guardian business for proceeds of approximately $49.2 million, net of cash disposed. The transaction also includes a future contingent cash receipt of up to an additional $7.5 million which may be recognized upon achievement of certain financial goals. In connection with the divestiture, we recognized a gain of $24.7 million during fiscal 2023, which is included in (gain) on sales of assets and business, net in our Consolidated Statements of Income.

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

During the fiscal year ended May 31, 2022, we completed a total of eight acquisitions in three of our four reportable segments. Most notably, within our CPG reportable segment, we acquired a chemical manufacturing facility located in Corsicana, Texas. The facility is being repurposed to act as a manufacturing campus for a number of RPM's operating companies. Also within our CPG reportable segment, we acquired a provider of indoor air quality solutions headquartered in Clearwater, Florida. We also completed several other acquisitions within our CPG, SPG and PCG reportable segments. No divestitures were completed during fiscal 2022.

The purchase price for each acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We have finalized the purchase price allocation for our fiscal 2022 acquisitions. For acquisitions completed during fiscal 2023, the valuations of consideration transferred, total assets acquired, and liabilities assumed are substantially complete. The primary areas that remain open relate to working capital adjustments. Acquisitions are aggregated by year of purchase in the following table:

	Fiscal 2023 Acquisitions			Fiscal 2022 Acquisitions
(In thousands)	Weighted-Average Intangible Asset Amortization Life (In Years)	Total		Weighted-Average Intangible Asset Amortization Life (In Years)	Total
Current assets		$17,508			$9,604
Property, plant and equipment		3,605			71,658
Goodwill	N/A	25,407		N/A	30,747
Trade names - indefinite lives	N/A	3,168		N/A	1,050
Other intangible assets	10	14,965		13	21,010
Other long-term assets		1,647			2,316
Total Assets Acquired		$66,300			$136,385
Liabilities assumed		(12,287)			(7,159)
Net Assets Acquired		$54,013	(1)		$129,226	(2)
(1)
Figure includes cash acquired of $6.5 million.
(2)
Figure includes cash acquired of $1.8 million.

Our Consolidated Financial Statements reflect the results of operations of acquired businesses as of their respective dates of acquisition. Pro-forma results of operations for the years ended May 31, 2023 and 2022 were not materially different from reported results and, consequently, are not presented.

4) Foreign Currency

The functional currency for each of our foreign subsidiaries is its principal operating currency. Accordingly, for the periods presented, assets and liabilities have been translated using exchange rates at year end, while income and expense for the periods have been translated using a weighted-average exchange rate.

The resulting translation adjustments have been recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. Transaction losses increased during the current fiscal year due to the strengthening of the U.S. dollar, resulting in net transactional losses of approximately $8.9 million. This compared to more moderate net transactional foreign exchange losses in fiscal 2022 and fiscal 2021 of approximately $4.3 million and $2.8 million, respectively as a result of more modest fluctuations in the strength of the U.S. dollar.

5) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

6) Property, Plant & Equipment

May 31,	2023	2022
(In thousands)
Land	$92,954	$88,137
Buildings and leasehold improvements	552,775	519,391
Machinery and equipment	1,687,187	1,525,387
Total property, plant and equipment, at cost	2,332,916	2,132,915
Less: allowance for depreciation and amortization	1,093,440	1,028,932
Property, plant and equipment, net	$1,239,476	$1,103,983

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

Total depreciation expense for each fiscal period includes the charges to income that result from the amortization of assets recorded under finance leases. For the periods ended May 31, 2023, 2022 and 2021, we recorded depreciation expense of $108.4 million, $104.3 million, and $99.4 million, respectively.

7) Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The majority of our revenue is recognized at a point in time. However, we also record revenues generated under construction contracts, mainly in connection with the installation of specialized roofing and flooring systems and related services. For certain polymer flooring installation projects, we account for our revenue using the output method, as we consider square footage of completed flooring to be the best measure of progress toward the complete satisfaction of the performance obligation. In contrast, for certain of our roofing installation projects, we account for our revenue using the input method, as that method is the best measure of performance as it considers costs incurred in relation to total expected project costs, which essentially represents the transfer of control for roofing systems to the customer. In general, for our construction contracts, we record contract revenues and related costs as our contracts progress on an over-time model.

8) Shipping Costs

We identify shipping and handling costs as costs paid to third-party shippers for transporting products to customers, and we include these costs in cost of sales in our Consolidated Statements of Income.

9) Allowance for Credit Losses

Our primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The allowance is established using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in SG&A expenses. Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customer’s financial conditions.

For the periods ended May 31, 2023, 2022 and 2021, bad debt expense approximated $13.6 million, $4.3 million and $10.0 million, respectively.

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

During fiscal 2023, we recorded $7.6 million of inventory charges within our SPG Segment related to product line and SKU rationalization and related obsolete inventory identification.

Inventories were composed of the following major classes:

May 31,	2023	2022
(In thousands)
Raw materials and supplies	$451,504	$560,886
Finished goods	683,992	651,732
Total Inventory	$1,135,496	$1,212,618

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

We follow the FASB guidance found in ASC 350 that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform a quantitative goodwill impairment test.

We assess qualitative factors in each of our reporting units that carry goodwill. We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2023, 2022 and 2021.

In applying the quantitative test, we compare the fair value of a reporting unit to its carrying value. If the calculated fair value is less than the current carrying value, then impairment of the reporting unit exists. Calculating the fair value of a reporting unit requires our use of estimates and assumptions. We use significant judgment in determining the most appropriate method to establish the fair value of a reporting unit. We estimate the fair value of a reporting unit by employing various valuation techniques, depending on the availability and reliability of comparable market value indicators, and employ methods and assumptions that include the application of third-party market value indicators and the computation of discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s annual projected EBITDA, or adjusted EBITDA, which adjusts for one-off items impacting revenues and/or expenses that are not considered by management to be indicative of ongoing operations. Our fair value estimations may include a combination of value indications from both the market and income approaches, as the income approach considers the future cash flows from a reporting unit’s ongoing operations as a going concern, while the market approach considers the current financial environment in establishing fair value.

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

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2023, 2022 and 2021, there were no goodwill impairments.

Impairment Charge Recorded in the Third Quarter of Fiscal 2023

Although no impairment charge was recorded during these periods related to the annual impairment test, we did record a goodwill impairment charge in fiscal 2023. As previously reported, we announced our MAP 2025 operational improvement initiative in August 2022. Due to the challenged macroeconomic environment we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within our PCG segment, and is correspondingly exploring strategic alternatives for our infrastructure services business within the U.K., which represents approximately 30% of annual revenues of the reporting unit.

Due to this decision, we determined that an interim goodwill impairment assessment was required, as well as an impairment assessment for our other long-lived assets. Accordingly, we recorded an impairment loss totaling $36.7 million for the impairment of goodwill in our USL reporting unit during fiscal 2023. Refer to Note C, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for additional details on this goodwill impairment charge.

Changes in the Composition of Reporting Units in the Fourth Quarter of Fiscal 2023

Subsequent to our annual impairment assessment, in the fourth quarter of fiscal 2023 and in connection with our MAP 2025 initiative, the Viapol business within our CPG segment was realigned from our Sealants reporting unit to our Euclid reporting unit. We performed an interim goodwill impairment assessment for both of the impacted reporting units using a quantitative assessment. Based on this assessment, we concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no goodwill impairment was identified as a result of this realignment.

Indefinite-Lived Intangible Assets

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2023, 2022 and 2021.

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

Our required annual impairment test of our indefinite-lived intangible assets performed during fiscal 2023, 2022 and 2021 did not result in an impairment charge.

Although no impairment losses were recorded during these periods related to the annual impairment test, we did record an intangible asset impairment charge in fiscal 2023. In connection with MAP 2025 and related to the goodwill impairment charge noted above, we determined that an interim impairment assessment for our other long-lived assets was required following management's decision to restructure the USL reporting unit within our PCG segment. Accordingly, we recorded an impairment loss totaling $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit during fiscal 2023. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment. Refer to Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for further discussion.

Definite-Lived Intangible Assets

In accordance with the guidance provided by ASC 360, "Property, Plant, and Equipment," we assess identifiable, amortizable intangibles assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying values of these assets may not be recoverable over their estimated remaining useful lives. Factors considered important in our assessment, which might trigger an impairment evaluation, include the following:

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

We did not record any impairment charges related to our definite-lived intangible assets during fiscal 2023, 2022 and 2021.

12) Advertising Costs

Advertising costs are charged to operations when incurred and are included in SG&A expenses. For the years ended May 31, 2023, 2022 and 2021, advertising costs were $62.0 million, $45.4 million and $61.1 million, respectively.

13) Research and Development

Research and development costs are charged to operations when incurred and are included in SG&A expenses. The amounts charged to expense for the years ended May 31, 2023, 2022 and 2021 were $86.6 million, $80.5 million and $77.6 million, respectively.

14) Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to our associates and directors, which may include restricted stock and stock appreciation rights (“SARs”). We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period. Refer to Note J, “Stock-Based Compensation,” to the Consolidated Financial Statements for further information.

15) Investment (Income) Expense, Net

Investment (income) expense, net, consists of the following components:

Year Ended May 31,	2023	2022	2021
(In thousands)
Interest (income)	$(9,250)	$(4,435)	$(3,555)
Net loss (gain) on marketable securities	2,086	17,706	(38,774)
Dividend (income)	(2,584)	(5,676)	(2,121)
Investment (income) expense, net	$(9,748)	$7,595	$(44,450)

Net Loss (Gain) on Marketable Securities

Year Ended May 31,	2023	2022	2021
(In thousands)
Unrealized losses (gains) on marketable equity securities	$2,667	$19,164	$(16,133)
Realized (gains) on marketable equity securities	(551)	(1,488)	(22,680)
Realized (gains) losses on available-for-sale debt securities	(30)	30	39
Net loss (gain) on marketable securities	$2,086	$17,706	$(38,774)

16) Other Expense (Income), Net

Other expense (income), net, consists of the following components:

Year Ended May 31,	2023	2022	2021
(In thousands)
Pension non-service costs (credits)	$10,381	$(10,581)	$14,542
Other	(604)	(1,265)	(903)
Other expense (income), net	$9,777	$(11,846)	$13,639

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

See Note L, “Earnings Per Share,” to the Consolidated Financial Statements for additional information.

19) Recent Accounting Pronouncements

New Pronouncements

The Company has not adopted any Accounting Standard Updates ("ASU") during fiscal 2023 that have a material impact on our Consolidated Financial Statements. Additionally, there are no current ASU's issued, but not adopted, that are expected to have a material impact on the Company.

20) Subsequent Event

Effective June 1, 2023, we realigned certain international businesses and management structure, that previously operated under our CPG segment, with our PCG segment. This realignment did not change our reportable segments at May 31, 2023. Rather, our periodic filings, beginning with our first quarter ending August 31, 2023, will include historical segment results recast to reflect the impact of this realignment.

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

MAP to Growth

During 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which is referred to as MAP to Growth. On May 31, 2021, we formally concluded MAP to Growth. However, certain projects identified prior to that date were completed during fiscal 2023.

For MAP to Growth, we incurred $3.8 million, $6.3 million and $18.1 million of restructuring costs for the years ended May 31, 2023, 2022 and 2021, respectively. We have incurred $121.1 million of costs associated with this plan to date and we do not expect any future costs associated with this plan.

MAP 2025

In August 2022, we approved and announced MAP 2025, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and sales force effectiveness and improving operating efficiency. Initial phases of the plan have focused on commercial initiatives, operational efficiencies, and procurement. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal year 2025.

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

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment as well as the total expected costs related to projects identified to date:

	Year Ended	Cumulative Costs	Total Expected
(In thousands)	May 31, 2023	to Date	Costs
CPG Segment:
Severance and benefit costs	$6,092	$6,092	$8,494
Facility closure and other related costs	-	-	321
Total Charges	$6,092	$6,092	$8,815

PCG Segment:
Severance and benefit costs	$1,148	$1,148	$3,155
Facility closure and other related costs	-	-	1,000
Other asset write-offs (1)	2,537	2,537	2,537
Total Charges	$3,685	$3,685	$6,692

Consumer Segment:
Severance and benefit costs	$507	$507	$507
Facility closure and other related costs	621	621	621
Total Charges	$1,128	$1,128	$1,128

SPG Segment:
Severance and benefit costs	$805	$805	$1,751
Facility closure and other related costs	-	-	4,359
Total Charges	$805	$805	$6,110

Corporate/Other Segment:
Severance and benefit (credits)	$(50)	$(50)	$(50)
Total Charges	$(50)	$(50)	$(50)

Consolidated:
Severance and benefit costs	$8,502	$8,502	$13,857
Facility closure and other related costs	621	621	6,301
Other asset write-offs	2,537	2,537	2,537
Total Charges	$11,660	$11,660	$22,695
(1)
Other restructuring costs are associated with the impairment of an indefinite-lived tradename as described below in Note C, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2022	$-	$-	$-	$-
Additions charged to expense	8,502	621	2,537	11,660
Cash payments charged against reserve	(5,486)	(121)	-	(5,607)
Non-cash charges and other adjustments	(299)	(500)	(2,537)	(3,336)
Balance at May 31, 2023	$2,717	$-	$-	$2,717

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the years ended May 31, 2023 and 2022, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of June 1, 2021	$443,515	$207,038	$525,230	$169,971	$1,345,754
Acquisitions	24,539	5,342	-	866	30,747
Translation adjustments & other	(14,403)	(10,565)	(9,633)	(4,032)	(38,633)
Balance as of May 31, 2022	453,651	201,815	515,597	166,805	1,337,868
Acquisitions	7,306	868	16,952	281	25,407
Divestitures	-	-	-	(15,723)	(15,723)
Impairments	-	(36,745)	-	-	(36,745)
Translation adjustments & other	(10,402)	(4,206)	(1,322)	(1,289)	(17,219)
Balance as of May 31, 2023	$450,555	$161,732	$531,227	$150,074	$1,293,588

Total accumulated goodwill impairment losses were $193.0 million at May 31, 2023. Of the accumulated balance, $141.4 million is included in our SPG segment, $14.9 million is included in our CPG segment, and $36.7 million is included in our PCG segment. There were no impairment losses recorded during fiscal 2022 or 2021.

In August 2022, we announced our MAP 2025 operational improvement initiative. Initial phases of the plan focused on commercial initiatives, operational efficiencies, and procurement. However, as previously disclosed, due to the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter of fiscal 2023, due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within our PCG segment and is correspondingly exploring strategic alternatives for our USL infrastructure services business within the U.K., which represents approximately 30% of annual revenues of the reporting unit.

Due to this decision, we determined that an interim goodwill impairment assessment was required, as well as an impairment assessment for our other long-lived assets. Accordingly, we recorded an impairment loss totaling $36.7 million for the impairment of goodwill and $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit during the third quarter of fiscal 2023. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment.

Our goodwill impairment assessment included estimating the fair value of our USL reporting unit and comparing it with its carrying amount at February 28, 2023. Since the carrying amount of the USL reporting unit exceeded its fair value, we recognized an impairment loss. We estimated the fair value of the USL reporting unit using both the income and the market approaches. For the income approach, we estimated the fair value of our USL reporting unit by applying a discounted future cash flow calculation to USL’s projected EBITDA. In applying this methodology, we relied on a number of factors, including actual and forecasted operating results, future operating margins, and market data. The discounted cash flow used in the goodwill impairment test for USL assumed discrete period revenue growth through fiscal 2027 for the ongoing USL businesses in the U.K. and North America as well as probability-weighted cash flows that were dependent on the methodology utilized in determining strategic alternatives for the U.K. infrastructure services business. In applying the market approach, we used market multiples derived from a set of companies similar to USL.

After recording the goodwill impairment charge of $36.7 million, $1.1 million of goodwill remains on the USL balance sheet as of May 31, 2023.

Calculating the fair value of the USL’s indefinite-lived tradenames required the use of various estimates and assumptions. We estimated the fair value of USL’s indefinite-lived tradenames by applying a relief-from-royalty calculation, which included discounted future cash flows related to projected revenues for those USL tradenames impacted by this decision. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data. As the carrying amount of one of the tradenames exceeded its fair value, an impairment loss of $2.5 million was recorded during fiscal 2023. This impairment loss was classified in restructuring expense within our PCG segment.

The impairment assessment for our long-lived assets, such as property and equipment and purchased intangibles subject to amortization, involved estimating the fair value of USL’s long-lived assets and comparing it with its carrying amount. Measuring a potential impairment of long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. The results of our testing indicated that the carrying values of these assets were recoverable, as such we did not record an impairment of our long-lived assets during fiscal 2023.

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

Other intangible assets consist of the following major classes:

		Gross		Net Other
	Amortization	Carrying	Accumulated	Intangible
(In thousands)	Period (In Years)	Amount	Amortization	Assets
As of May 31, 2023
Amortized intangible assets
Formulae	9 to 33	$236,486	$(190,981)	$45,505
Customer-related intangibles	5 to 33	506,618	(275,369)	231,249
Trademarks/names	5 to 40	35,374	(23,792)	11,582
Other	3 to 30	32,583	(27,329)	5,254
Total Amortized Intangibles		811,061	(517,471)	293,590
Indefinite-lived intangible assets
Trademarks/names		261,401	-	261,401
Total Other Intangible Assets		$1,072,462	$(517,471)	$554,991
As of May 31, 2022
Amortized intangible assets
Formulae	9 to 33	$234,366	$(181,983)	$52,383
Customer-related intangibles	5 to 33	508,143	(257,219)	250,924
Trademarks/names	5 to 40	35,957	(21,588)	14,369
Other	3 to 30	33,331	(26,831)	6,500
Total Amortized Intangibles		811,797	(487,621)	324,176
Indefinite-lived intangible assets
Trademarks/names		268,085	-	268,085
Total Other Intangible Assets		$1,079,882	$(487,621)	$592,261

The aggregate intangible asset amortization expense for the fiscal years ended May 31, 2023, 2022 and 2021 was $43.5 million, $45.7 million and $44.3 million, respectively. For the next five fiscal years, we estimate annual intangible asset amortization expense related to our existing intangible assets to approximate the following: fiscal 2024 — $38.9 million, fiscal 2025 — $34.3 million, fiscal 2026 — $30.9 million, fiscal 2027 — $29.2 million and fiscal 2028 — $27.0 million.

NOTE D — MARKETABLE SECURITIES

The following tables summarize available-for-sale debt securities held at May 31, 2023 and 2022 by asset type:

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2023
Fixed maturity:
U.S. treasury and other government	$28,841	$23	$(1,843)	$27,021
Corporate bonds	147	6	(12)	141
Total available-for-sale debt securities	$28,988	$29	$(1,855)	$27,162

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2022
Fixed maturity:
U.S. treasury and other government	$26,522	$55	$(1,338)	$25,239
Corporate bonds	147	12	(4)	155
Total available-for-sale debt securities	$26,669	$67	$(1,342)	$25,394

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

Available-for-sale debt securities are included in other current and long-term assets totaling $5.1 million and $22.1 million at May 31, 2023, respectively, and included in other current and long-term assets totaling $6.0 million and $19.4 million at May 31, 2022, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss), net of applicable taxes, within stockholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds it related fair value.

As of May 31, 2023 and 2022, we held approximately $121.2 million and $119.0 million in marketable equity securities, respectively. Realized and unrealized gains and losses on marketable equity securities are included in Investment (Income) Expense, Net in the Consolidated Statements of Income. Refer to Note A(15), “Summary of Significant Accounting Policies - Investment (Income) Expense, Net,” to the Consolidated Financial Statements for further details.

Summarized below are the available-for-sale debt securities we held at May 31, 2023 and 2022 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	May 31, 2023		May 31, 2022
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$24,245	$(1,855)	$22,702	$(1,342)
Unrealized losses with a loss position for less than 12 months	6,285	(72)	16,273	(543)
Unrealized losses with a loss position for more than 12 months	17,960	(1,783)	6,429	(799)

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

The net carrying values of available-for-sale debt securities at May 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$5,308	$5,143
One year through five years	19,172	18,334
Six years through ten years	2,023	1,742
After ten years	2,485	1,943
	$28,988	$27,162

NOTE E — FAIR VALUE MEASUREMENTS

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

All derivative instruments were recognized in our Consolidated Balance Sheets and measured at fair value. Changes in the fair values of derivative instruments that did not qualify as hedges and/or any ineffective portion of hedges were recognized as a gain or (loss) in our Consolidated Statements of Income in the current period. Changes in the fair value of derivative instruments used effectively as cash flow hedges were recognized in other comprehensive income (loss), along with the change in the value of the hedged item. We do not hold or issue derivative instruments for speculative purposes.

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. In addition, with respect to our derivative assets and liabilities measured at fair value, refer to Note F, "Derivatives and Hedging," to the Consolidated Financial Statements for discussion of their classification within the fair value hierarchy.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$27,021	$-	$27,021
Corporate bonds	-	141	-	141
Total available-for-sale debt securities	-	27,162	-	27,162
Marketable equity securities:
Stocks-foreign	786	-	-	786
Stocks-domestic	5,009	-	-	5,009
Mutual funds - foreign	-	40,074	-	40,074
Mutual funds - domestic	-	75,284	-	75,284
Total marketable equity securities	5,795	115,358	-	121,153
Contingent consideration	-	-	(2,686)	(2,686)
Total	$5,795	$142,520	$(2,686)	$145,629

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,239	$-	$25,239
Corporate bonds	-	155	-	155
Total available-for-sale debt securities	-	25,394	-	25,394
Marketable equity securities:
Stocks-foreign	598	-	-	598
Stocks-domestic	5,085	-	-	5,085
Mutual funds - foreign	-	39,139	-	39,139
Mutual funds - domestic	-	74,227	-	74,227
Total marketable equity securities	5,683	113,366	-	119,049
Contingent consideration	-	-	(10,529)	(10,529)
Total	$5,683	$138,760	$(10,529)	$133,914

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During fiscal 2023, we increased our accrual by $2.6 million related to a current year acquisition and paid approximately $10.4 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During fiscal 2022, we increased our accrual by $3.3 million related to fair value adjustments and paid approximately $5.8 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2022. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At May 31, 2023 and 2022, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of May 31, 2023 and 2022 are as follows:

	At May 31, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$215,787	$215,787
Long-term debt, including current portion	2,683,809	2,490,863

	At May 31, 2022
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$201,672	$201,672
Long-term debt, including current portion	2,686,609	2,618,978

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

Derivatives Designated as Hedges

In February 2020, as a means of mitigating the impact of currency fluctuations on our Euro investments in foreign entities, we executed a cash flow hedge and two cross currency swap agreements, in which we paid fixed rate interest in Euros and received variable rate interest in U.S. Dollars with a combined notional amount of approximately €277.73 million ($300 million U.S. Dollar equivalent), and which had a maturity date of February 2023. This effectively converted our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in AOCI when the hedged items affected earnings. Amounts recognized in AOCI were recognized in earnings in interest expense when the hedged interest payment was accrued. We designated the swaps as net investment hedges of our net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges. The changes in fair value of the derivative instruments that were designated and qualified as hedges of net investments in foreign operations were recognized in AOCI to offset the changes in the values of the net investments being hedged.

In addition, in February 2020, as a means of mitigating the variability of the functional-currency-equivalent cash flows associated with the U.S. Dollar denominated term loan facility (referred to as Foreign Borrower’s Term Loan), we executed a cash flow hedge, in which we paid fixed rate interest in Euros and received variable rate interest in U.S. Dollars with a notional amount of approximately €92.52 million ($100 million U.S. Dollar equivalent), and which had a maturity date of February 2023. This effectively converted our U.S. Dollar denominated variable rate debt to Euro denominated fixed rate debt. The cash flow hedge was recognized at fair value in our Consolidated Balance Sheets, while changes in the fair value of the hedge were recognized in AOCI when the hedged items affected earnings. Amounts recorded in AOCI were recognized in earnings in interest expense when the hedged interest payment was accrued. In addition, since this currency swap was a hedge of variability of the functional-currency-equivalent cash flows of a recognized liability to be remeasured at spot exchange rates under ASC 830, "Foreign Currency Matters," an amount that offset the gain or loss arising from the remeasurement of the hedged liability was reclassified each period from AOCI to earnings as foreign exchange gain/(loss), which is a component of SG&A expenses.

In May 2022, the cash flow hedges and cross-currency swaps were terminated, and we received cash in the amount of $11.6 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued. For the cash flow hedges, a hedge accounting reserve balance within AOCI of $1.9 million remained and was amortized to interest expense in the Consolidated Statements of Income through the original termination date of the underlying hedged debt in February 2023. Changes in the fair value of the cross-currency swaps were recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries. As such, there were no assets or liabilities recognized in the Consolidated Balance Sheets as of May 31, 2023 and May 31, 2022 for derivatives designated as hedges.

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets:

	Pretax gain/(loss) recognized in AOCI				Pretax gain/(loss) reclassified from AOCI into Income
(In thousands)	Year Ended May 31,				Year Ended May 31,
Derivatives in hedging relationships	2023	2022	2021	Income Statement Location	2023	2022	2021
Interest Rate Swap (Cash Flow)	$-	$4,508	$(1,226)	Interest (Expense) Income	$-	$(3,272)	$(3,380)
Cross Currency Swap (Cash Flow)	-	15,494	(9,207)	Interest Income	1,766	611	638
Cross Currency Swap (Cash Flow)	-	-	-	Foreign Exchange (Loss)	-	14,758	(9,874)
Cross Currency Swap (Net Investment)	-	40,471	(31,380)	Gain or (loss) on sale of subsidiary	-	-	-
Total	$-	$60,473	$(41,813)		$1,766	$12,097	$(12,616)

Derivatives Not Designated as Hedges

At May 31, 2023 and 2022, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. These contracts have not been designated as hedges; therefore, the changes in fair value of the contracts are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings and in the Consolidated Balance Sheets did not have a material impact on our Consolidated Financial Statements for any period presented. As of May 31, 2023, and May 31, 2022, the notional amounts of the forward contract held to purchase foreign currencies was $43.6 million and $238.2 million, respectively.

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

NOTE G — BORROWINGS

A description of long-term debt follows:

May 31,	2023	2022
(In thousands)
Revolving credit facility with a syndicate of banks, through August 1, 2027 (1)	$610,947	$442,249
Accounts receivable securitization program with two banks, through May 21, 2024 (2)	174,885	-
Unsecured 3.45% senior notes due November 15, 2022 (3)	-	300,119
Unsecured term loan due August 1, 2025 (4)	249,772	299,798
Unsecured 3.75% notes due March 15, 2027 (5)	398,292	397,842
Unsecured 4.55% senior notes due March 1, 2029 (6)	347,686	347,295
Unsecured 2.95% notes due January 15, 2032 (7)	296,815	296,455
Unsecured 5.25% notes due June 1, 2045 (8)	298,913	298,836
Unsecured 4.25% notes due January 15, 2048 (9)	296,962	296,836
Other obligations, including finance leases and unsecured notes payable at various rates of interest due in installments through 2028	9,537	7,179
	2,683,809	2,686,609
Less: current portion	178,588	603,454
Total Long-Term Debt, Less Current Maturities	$2,505,221	$2,083,155
(1)
Interest as of May 31, 2023 was 6.2600% for the USD denominated swingline account, which is tied to SOFR; 6.3600% for the USD denominated revolver, which is tied to SOFR; 4.2926% on EUR denominated debt which is tied to ESTR; 5.5607% on GBP denominated debt, which is tied to the Sterling Overnight Index Average; and 4.9200% on AUD denominated debt, which is tied to the Reserve Bank of Australia rate. The debt balances outstanding, excluding deferred financing fees, as of May 31, 2023 for the USD denominated swingline, USD denominated revolver, EUR denominated revolver, GBP denominated debt, and AUD denominated debt were as follows: $8.2 million, $30.0 million, $527.6 million, $46.7 million, and $1.2 million.

Interest as of May 31, 2022 was tied to LIBOR and was 2.3699% for the USD denominated swingline account, 2.3096% for the USD denominated revolver and 1.25% on EUR denominated debt. The debt balances outstanding excluding deferred financing fees as of May 31, 2022, for the USD denominated swingline, USD denominated revolver, and EUR denominated revolver were as follows: $37.7 million, $60.0 million, and $346.1 million.

As of May 31, 2023 and 2022, the revolving credit facility is adjusted for debt issuance costs, net of amortization, for approximately $2.8 million and $1.5 million, respectively.

(2)
As of May 31, 2023, the accounts receivable securitization program is adjusted for debt issuance costs, net of amortization, of approximately $0.1 million.
(3)
On November 15, 2022, we repaid the $300.0 million aggregate principal amount outstanding on our 3.45% Notes due 2022.
(4)
Interest as of May 31, 2023 was 6.2000%, which is variable and tied to SOFR. As of May 31, 2023 and 2022, the term loan is adjusted for deferred financing fees, net of amortization, of approximately $0.2 million.
(5)
The $400.0 million face amount of the notes due 2027 is adjusted for the amortization of the original issue discount, which approximated $0.2 million and $0.3 million at May 31, 2023 and 2022, respectively. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 3.767%. At May 31, 2023 and 2022, the notes are adjusted for debt issuance costs, net of amortization, for approximately $1.5 million and $1.9 million, respectively.
(6)
The $350.0 million aggregate principal amount of the notes due 2029 is adjusted for the amortization of the original issue discount, which approximated $0.3 million and $0.4 million at May 31, 2023 and 2022, respectively. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, was 4.568%. At May 31, 2023 and 2022, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.0 million and $2.3 million, respectively.
(7)
The $300.0 million face amount of the notes due 2032 is adjusted for the amortization of the original issue discount, which approximated $0.6 million at May 31, 2023 and 2022. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 2.976%. At May 31, 2023 and 2022, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.6 million and $2.9 million, respectively.
(8)
The $250.0 million face amount of the notes due 2045 is adjusted for the amortization of the original issue discount, which approximated $1.3 million at May 31, 2023 and 2022. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 5.29%. In March 2017, as a further issuance of the 5.25% notes due 2045, we closed an offering of $50.0 million aggregate principal, which is adjusted for the unamortized premium received at issuance, which approximated $2.7 million and $2.8 million at May 31, 2023 and 2022, respectively. The premium effectively increased the proceeds from the financing. The effective interest rate on the $50.0 million notes issued March 2017 is 4.839%. At May 31, 2023 and 2022, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.5 million and $2.6 million, respectively.
(9)
The $300.0 million face amount of the notes due 2048 is adjusted for the debt issuance cost, net of amortization, which approximated $3.0 million and $3.2 million at May 31, 2023 and 2022, respectively. The effective interest rate on the notes is 4.25%.

The aggregate maturities of long-term debt for the five years subsequent to May 31, 2023 are as follows: fiscal 2024 — $178.6 million; fiscal 2025 — $3.6 million; fiscal 2026 — $251.9 million; fiscal 2027 — $400.6 million; fiscal 2028 — $613.9 million and thereafter $1,250.0 million. Additionally, at May 31, 2023, we had unused lines of credit totaling $811.3 million.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1,027.1 million at May 31, 2023. Our debt-to-capital ratio was 55.5% at May 31, 2023, compared with 57.5% at May 31, 2022.

Revolving Credit Agreement

During the quarter ended August 31, 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027 and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

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

As of May 31, 2023, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 2.36 to 1, while our interest coverage ratio was 9.02 to 1. Our available liquidity under our Revolving Credit Facility stood at $736.3 million at May 31, 2023.

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

Accounts Receivable Securitization Program

On May 9, 2014, we entered into a $200.0 million accounts receivable securitization facility (the “AR Program”) which was subsequently amended on May 22, 2020 to a maximum availability of $250.0 million and an extended facility termination date of May 21, 2021. On March 18, 2021, we amended the AR Program to a maximum availability of $250 million during all borrowing periods and an extended facility termination date of May 21, 2024. The AR Program was entered into pursuant to (1) a second amended and restated receivables sales agreement, dated as of May 9, 2014, and subsequently amended on August 29, 2014; November 3, 2015; December 31, 2016; March 31, 2017; and June 5, 2020 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 and subsequently amended on February 25, 2015 and May 2, 2017, May 22, 2020, March 18, 2021, and March 23, 2023 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

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

The maximum availability under the AR Program is $250.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program. As of May 31, 2023, there was $175.0 million outstanding under the AR Program, which compares with the maximum availability on that date of $250.0 million.

The interest rate under the Purchase Agreement through May 31, 2023 was based on the Alternate Base Rate, LIBOR Market Index Rate, one-month LIBOR or LIBOR for a specified tranche period, as selected by us, plus in each case, a margin of 0.85%. Effective June 1, 2023, as set forth in Amendment No. 8 to the Purchase Agreement dated March 23, 2023, the interest rate was amended from LIBOR to be based on the SOFR. In addition, as set forth in an Amended and Restated Fee Letter, dated March 18, 2021 (the “Fee Letter”), the SPE is obligated to pay a monthly unused commitment fee to the Purchasers based on the daily amount of unused commitments under the Agreement, which ranges from 0.30% to 0.50% based on usage. The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

Our failure to comply with the covenants described in the Revolving Credit Facility section above could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable.

Term Loan Facility Credit Agreement

On February 21, 2020, we and our subsidiary, RPM Europe Holdco B.V. (formerly “RPM New Horizons Netherlands, B.V”) (the “Foreign Borrower”), entered into an unsecured syndicated term loan facility credit agreement (the “New Credit Facility”) with the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders. The New Credit Facility provided for a $300 million term loan to us and a $100 million term loan to the Foreign Borrower (together, the “Term Loans”), each of which was fully advanced on the closing date. In May of 2022, we paid down the $100 million term loan to the Foreign Borrower.

On August 1, 2022, we amended the New Credit Facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating.

The New Credit Facility contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at May 31, 2023.

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

2.950% Notes due 2032

On January 25, 2022, we closed an offering for $300 million aggregate principal amount of 2.950% Notes due 2032. The proceeds from the 2032 notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest on the Notes accrues from January 25, 2022 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2022, at a rate of 2.950% per year. The notes mature on January 15, 2032. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

NOTE H — INCOME TAXES

The provision for income taxes is calculated in accordance with ASC 740, "Income Taxes," which requires the recognition of deferred income taxes using the asset and liability method.

Income before income taxes as shown in the Consolidated Statements of Income is summarized below for the periods indicated.

Year Ended May 31,	2023	2022	2021
(In thousands)
United States	$557,401	$342,834	$462,468
Foreign	91,981	263,965	205,970
Income Before Income Taxes	$649,382	$606,799	$668,438

Provision (benefit) for income taxes consists of the following for the periods indicated:

Year Ended May 31,	2023	2022	2021
(In thousands)
Current:
U.S. federal	$91,749	$60,818	$60,666
State and local	25,972	19,495	18,959
Foreign	45,694	59,087	65,125
Total Current	163,415	139,400	144,750
Deferred:
U.S. federal	16,969	(24,025)	20,027
State and local	4,359	2,489	3,878
Foreign	(15,092)	(3,531)	(3,717)
Total Deferred	6,236	(25,067)	20,188
Provision for Income Taxes	$169,651	$114,333	$164,938

The significant components of deferred income tax assets and liabilities as of May 31, 2023 and 2022 were as follows:

	2023	2022
(In thousands)
Deferred income tax assets related to:
Inventories	$18,811	$15,967
Accrued compensation and benefits	18,331	22,224
Accrued other expenses	21,037	21,782
Deferred income and other long-term liabilities	30,239	25,389
Credit and net operating and capital loss carryforwards	75,366	63,368
Net unrealized loss on securities	3,373	9,386
Research and development	17,360	-
Pension and other postretirement benefits	11,813	15,699
Total Deferred Income Tax Assets	196,330	173,815
Less: valuation allowances	(30,033)	(30,509)
Net Deferred Income Tax Assets	166,297	143,306
Deferred income tax (liabilities) related to:
Depreciation	(123,421)	(91,227)
Amortization of intangibles	(116,763)	(112,349)
Unremitted foreign earnings	(990)	(3,002)
Total Deferred Income Tax (Liabilities)	(241,174)	(206,578)
Deferred Income Tax Assets (Liabilities), Net	$(74,877)	$(63,272)

As of May 31, 2023, we had foreign tax credit carryforwards of $31.8 million, which expire at various dates through fiscal 2032. Additionally, as of May 31, 2023, we had approximately $3.2 million of net tax benefits associated with state net operating loss carryforwards and state tax credit carryforwards, some of which expire at various dates beginning in fiscal 2024.

As of May 31, 2023, we had foreign net operating loss carryforwards of approximately $148.2 million, of which approximately $37.5 million will expire at various dates beginning in fiscal 2024 and approximately $110.7 million that have an indefinite carryforward period. Additionally, as of May 31, 2023, we had foreign capital loss carryforwards of approximately $23.5 million that can be carried forward indefinitely.

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

Total valuation allowances of approximately $30.0 million and $30.5 million have been recorded as of May 31, 2023 and 2022, respectively. These recorded valuation allowances relate primarily to U.S. capital losses, certain foreign net operating losses, certain state net operating losses, and net foreign deferred tax assets.

The following table reconciles income tax expense (benefit) computed by applying the U.S. statutory federal income tax rate against income (loss) before income taxes to the provision (benefit) for income taxes:

Year Ended May 31,	2023	2022	2021
(In thousands, except percentages)
Income tax expense at the U.S. statutory federal income tax rate	$136,370	$127,428	$140,372
Foreign rate differential and other foreign tax adjustments	1,535	6,278	11,942
State and local income taxes, net	22,017	20,393	18,625
Impact of GILTI provisions	4,217	1,709	1,598
Nondeductible business expense	1,257	532	616
Valuation allowance	1,199	(32,720)	(4,389)
Deferred tax liability for unremitted foreign earnings	-	(10,686)	5,348
Changes in unrecognized tax benefits	(3,334)	(1,682)	(1,847)
Equity-based compensation	(3,482)	(1,776)	(8,651)
Nondeductible goodwill impairment	7,264	-	-
Other	2,608	4,857	1,324
Provision for Income Tax Expense	$169,651	$114,333	$164,938
Effective Income Tax Rate	26.1%	18.8%	24.7%

Uncertain income tax positions are accounted for in accordance with ASC 740. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2023	2022	2021
Balance at June 1	$5.7	$7.5	$9.0
Additions for tax positions of prior years	0.1	-	-
Reductions for tax positions of prior years	(2.8)	(1.7)	(1.8)
Foreign currency translation	(0.1)	(0.1)	0.3
Balance at May 31	$2.9	$5.7	$7.5

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at May 31, 2023, 2022 and 2021 was $2.9 million, $5.6 million and $7.0 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2023, 2022 and 2021, the accrual for interest and penalties was $2.2 million, $3.2 million and $2.9 million, respectively. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year.

We file income tax returns in the United States and in various state, local and foreign jurisdictions. With limited exceptions, we are subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal 2017 through 2023. We are currently under examination, or have been notified of an upcoming tax examination, for various non-U.S. and domestic state and local jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

Our deferred tax liability for unremitted foreign earnings was $1.0 million as of May 31, 2023, which represents our estimate of the net tax cost associated with the deemed remittance of $204.6 million of foreign earnings that are not considered to be permanently reinvested.

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining $1.2 billion of foreign unremitted earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of May 31, 2023. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining unremitted earnings of foreign subsidiaries were distributed to the United States. Due to the uncertainties and complexities involved in the various options for repatriation of foreign earnings, it is not practical to calculate the deferred taxes associated with the remaining foreign earnings.

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

During the fiscal year ended May 31, 2023, we repurchased 598,653 shares of our common stock at a cost of approximately $50.0 million, or an average cost of $83.52 per share, under this program. During the fiscal year ended May 31, 2022, we repurchased 601,155 shares of our common stock at a cost of approximately $52.5 million, or an average cost of $87.33 per share, under this program. During the fiscal year ended May 31, 2021, we repurchased 594,061 shares of our common stock at a cost of approximately $50.0 million, or an average cost of $84.09 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $317.3 million at May 31, 2023.

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

The following table represents total stock-based compensation expense included in our Consolidated Statements of Income:

Year Ended May 31,	2023	2022	2021
(In thousands)
Stock-based compensation expense, included in SG&A	$28,723	$40,114	$40,926
Stock-based compensation expense, included in restructuring expense	(50)	630	47
Total stock-based compensation cost	28,673	40,744	40,973
Income tax (benefit)	(4,234)	(5,621)	(6,877)
Total stock-based compensation cost, net of tax	$24,439	$35,123	$34,096

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

The following is a summary of our weighted-average assumptions related to SARs grants made during the last three fiscal years:

Year Ended May 31,	2023	2022	2021
Risk-free interest rate	3.0%	0.9%	0.4%
Expected life of option	6.0 yrs	6.0 yrs	6.5 yrs
Expected dividend yield	2.0%	1.8%	1.8%
Expected volatility rate	23.6%	24.1%	24.0%

The 2014 Omnibus Plan was approved by our stockholders on October 9, 2014, and amendments to the 2014 Omnibus Plan were subsequently approved by our stockholders in 2018 and 2019. The 2014 Omnibus Plan provides us with the flexibility to grant a wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, and is intended to be the primary stock-based award program for covered associates. SARs are issued at fair value at the date of grant, have up to ten-year terms and have graded-vesting terms over four years. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. Currently all SARs outstanding are to be settled with stock. As of May 31, 2023, there were 2,287,500 SARs outstanding.

The following tables summarize option and share-based payment activity (including SARs) under these plans during the fiscal year ended May 31, 2023:

	2023
Share-Based Payments	Weighted Average Exercise Price	Number of Shares Under Option
(Shares in thousands)
Balance at June 1, 2022	$63.16	2,300
Options granted	81.01	360
Options exercised	49.52	(372)
Balance at May 31, 2023	68.19	2,288
Exercisable at May 31, 2023	$61.09	1,448

SARs	2023	2022	2021
(In thousands, except per share amounts)
Weighted-average grant-date fair value per SAR	$18.09	$16.72	$14.38
Fair value of SARS vested	14.19	13.49	12.59
Intrinsic value of options exercised	11.26	13.77	8.80
Tax benefit from options exercised	$3,292	$88	$8,821

At May 31, 2023, the aggregate intrinsic value and weighted-average remaining contractual life of options outstanding was $29.4 million and 5.95 years, respectively, while the aggregate intrinsic value and weighted-average remaining contractual life of options exercisable was $27.8 million and 4.65 years, respectively.

At May 31, 2023, the total unamortized stock-based compensation expense related to SARs that were previously granted was $9.3 million, which is expected to be recognized over 2.51 years. We anticipate that approximately 2.3 million shares at a weighted-average exercise price of $68.17 and a weighted-average remaining contractual term of 5.94 years will ultimately vest under these plans.

Restricted Stock Plans

We also grant stock-based awards, which may be made in the form of restricted stock, restricted stock units, performance stock and performance stock units. These awards are granted to eligible associates or directors and entitle the holder to shares of our common stock as the award vests. The fair value of the awards is determined and fixed based on the stock price at the date of grant. A description of our restricted stock plans follows.

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

The following table summarizes the share-based performance-earned restricted stock (“PERS”) and performance stock units (“PSUs”) activity during the fiscal year ended May 31, 2023:

	Weighted-Average
	Grant-Date
	Fair Value	2023
(Shares in thousands)
Balance at June 1, 2022	$77.71	1,110
Shares granted	81.03	223
Shares forfeited	75.03	(68)
Shares vested	66.50	(359)
Balance at May 31, 2023	$83.17	906

The weighted-average grant-date fair value was $81.03, $86.88 and $80.67 for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. The restricted stock and performance stock cliff vest after three years. Nonvested restricted shares of common stock under the 2014 Omnibus Plan are eligible for dividend payments, while performance stock units are not eligible for dividend payments. At May 31, 2023, remaining unamortized deferred compensation expense for performance-earned restricted stock totaled $11.5 million. The remaining amount is being amortized over the applicable vesting period for each participant.

The Performance Stock Units (“PSU”) have been granted to certain executives and the awards are contingent upon the level of attainment of performance goals for the three-year performance period. Vesting of 50% of the PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period. The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals.

The following table sets forth such awards for the year ended May 31, 2023:

Performance Stock Units ("PSUs")	Shares Granted	Weighted-Average Grant Date Fair Value	Shares Outstanding as of May 31, 2023	Unamortized Expense, as of May 31, 2023
(In thousands, except per share amounts)
2020 PSUs (1)	226	$78.49	181	$—
2021 PSU's (2)	158	86.93	137	4,188
2022 PSU's (3)	162	81.01	156	5,427
(1)
The "2020 PSUs" were granted on July 22, 2020. The expense has been fully recognized, in line with the final results achieved for the three-year performance plan.
(2)
The "2021 PSUs were granted on July 21, 2021. The unamortized expense is expected to be recognized over a weighted average period of 1.0 years.
(3)
The "2022 PSUs were granted on July 18, 2022. The unamortized expense is expected to be recognized over a weighted average period of 2.0 years.

The 2003 Plan was approved on October 10, 2003 by our stockholders and was established primarily for the purpose of recruiting and retaining directors and to align the interests of directors with the interests of our stockholders. Only directors who are not our associates are eligible to participate. Under the 2003 Plan, up to 500,000 shares of our common stock may be awarded, with awards cliff vesting over a three-year period. The shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan. The following table summarizes the share-based activity under the 2003 Plan and 2014 Omnibus Plan related to directors during fiscal 2023:

	Weighted-Average
	Grant-Date
	Fair Value	2023
(Shares in thousands)
Balance at June 1, 2022	$77.95	56
Shares granted to directors	92.87	21
Shares vested	69.70	(25)
Balance at May 31, 2023	$87.75	52

The weighted-average grant-date fair value was $92.87, $81.53 and $87.35 for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. Unamortized deferred compensation expense relating to restricted stock grants for directors of $2.3 million at May 31, 2023, is being amortized over the applicable remaining vesting period for each director. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments. The shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan.

During fiscal 2023, a total of 23,705 shares were awarded under the 2014 Omnibus Plan to certain associates as supplemental retirement benefits, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceding the date of the grant. The following table sets forth such awards for the year ended May 31, 2023:

	Weighted-Average
	Grant-Date
	Fair Value	2023
(Shares in thousands)
Balance at June 1, 2022	$40.08	386
Shares granted	81.01	24
Shares forfeited	72.12	(7)
Shares exercised	64.03	(13)
Balance at May 31, 2023	$41.37	390

The weighted-average grant-date fair value was $81.01, $86.93 and $78.49 for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. As noted above, no shares remain available for future grant under the 2007 Plan, and future issuances of shares as supplemental retirement benefits are made under the 2014 Omnibus Plan. At May 31, 2023, unamortized stock-based compensation expense of $4.1 million relating to the 2014 Omnibus Plan is being amortized over the applicable vesting period associated with each participant.

The following table summarizes the activity for all nonvested restricted shares during the year ended May 31, 2023:

	Weighted-Average
	Grant-Date Fair	Number of
	Value	Shares
(Shares in thousands)
Balance at June 1, 2022	$76.38	1,296
Granted	81.95	268
Vested	66.19	(432)
Forfeited	79.90	(54)
Balance at May 31, 2023	$81.66	1,078

The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. Total unrecognized compensation cost related to all nonvested awards of restricted shares of common stock was $27.5 million as of May 31, 2023. The remaining weighted-average contractual term of nonvested restricted shares at May 31, 2023 is the same as the period over which the remaining cost of the awards will be recognized, which is approximately 2.13 years. We anticipate that approximately 1.08 million shares will ultimately vest, based upon the unique terms and participants of each plan. We did not receive any cash from associates as a result of associate vesting and release of restricted shares for the year ended May 31, 2023.

The following table summarizes the grant date and vested values of restricted shares during the last three fiscal years:

Year Ended May 31,	Weighted-Average Grant Date Fair Value	Fair Value of Restricted Shares Vested	Shares of Restricted Stock Vested	Intrinsic Value of Restricted Shares Vested
(In thousands, except per share amounts)
2021	$80.77	$12,505	250	$20,670
2022	86.68	27,163	441	33,032
2023	81.95	28,553	432	33,186

NOTE K — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments (1)	Derivatives (2)	Securities	Total
Balance at May 31, 2020	$(440,732)	$(277,717)	$(71)	$1,023	$(717,497)
Current period comprehensive income (loss)	148,360	80,949	(43,703)	(1,052)	184,554
Income taxes associated with current period comprehensive (loss) income	(7,993)	(19,395)	10,281	(89)	(17,196)
Amounts reclassified from accumulated other comprehensive income (loss)	-	33,035	12,616	268	45,919
Income taxes reclassified into earnings	-	(7,482)	(3,105)	(77)	(10,664)
Balance at May 31, 2021	(300,365)	(190,610)	(23,982)	73	(514,884)
Current period comprehensive (loss) income	(98,834)	31,802	60,669	(1,785)	(8,148)
Income taxes associated with current period comprehensive income (loss)	3,726	(7,763)	(14,491)	3	(18,525)
Amounts reclassified from accumulated other comprehensive income (loss)	-	17,276	(12,097)	59	5,238
Income taxes reclassified into earnings	-	(4,088)	3,072	(2)	(1,018)
Balance at May 31, 2022	(395,473)	(153,383)	13,171	(1,652)	(537,337)
Current period comprehensive (loss) income	(71,772)	(12,242)	-	(482)	(84,496)
Income taxes associated with current period comprehensive income (loss)	1,870	2,785	-	4	4,659
Amounts reclassified from accumulated other comprehensive income (loss)	-	18,363	(1,766)	(67)	16,530
Income taxes reclassified into earnings	-	(4,287)	-	(4)	(4,291)
Balance at May 31, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)

(1)
For additional information, see Note N, "Pension Plans," and Note O, "Postretirement Benefits," to the Consolidated Financial Statements for details. Amounts reclassified from accumulated other comprehensive income (loss) are included in pension non-service costs (credits) as a component of "Other Expense (Income), Net" on the Consolidated Statements of Income.
(2)
For additional information, see Note F, "Derivatives and Hedging," to the Consolidated Financial Statements for details.

NOTE L — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended May 31, 2023, 2022 and 2021:

Year Ended May 31,	2023	2022	2021
(In thousands, except per share amounts)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$478,691	$491,481	$502,643
Less: Allocation of earnings and dividends to participating securities	(2,156)	(3,924)	(4,018)
Net income available to common shareholders - basic	476,535	487,557	498,625
Reverse: Allocation of earnings and dividends to participating securities	2,156	3,924	-
Add: Undistributed earnings reallocated to unvested shareholders	-	-	13
Net income available to common shareholders - diluted	$478,691	$491,481	$498,638
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,507	127,948	128,334
Average diluted options and awards	1,309	1,632	593
Total shares for diluted earnings per share (1)	128,816	129,580	128,927
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$3.74	$3.81	$3.89
Method used to calculate basic earnings per share	Two-Class	Two-Class	Two-Class
Diluted Earnings Per Share of Common Stock	$3.72	$3.79	$3.87
Method used to calculate diluted earnings per share	Treasury	Treasury	Two-Class
(1)
For the years ended May 31, 2023, 2022 and 2021, approximately 750,000, 655,000 and 362,016 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

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

Operating lease expense is recognized on a straight-line basis over the lease term. For a small portfolio of finance leases, lease expense is recognized as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any significant residual value guarantees or material restrictive covenants. Income from subleases was not significant for any period presented.

The following represents our lease costs as of May 31, 2023 and 2022:

May 31,	2023	2022	2021
(In thousands)
Operating lease expense	$78,783	$78,479	$76,581
Variable lease expense	13,550	10,795	9,292
Short-term lease expense	1,960	2,132	2,022

The following represents our supplemental cash flow, balance sheet, and other required disclosures as of May 31, 2023 and 2022:

May 31,	2023	2022
(In thousands)
Operating cash outflows from operating leases	$74,251	$73,566
Leased assets obtained in exchange for operating lease obligations	90,399	79,150

Current portion of operating leases within other accrued liabilities	$59,590	$58,292

Weighted average remaining lease term for operating leases (in years)	8.5	8.5
Weighted average discount rate for operating leases	3.9%	3.3%

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of May 31, 2023:

(In thousands)
Year ending May 31,	Operating Leases
2024	$71,801
2025	61,178
2026	51,608
2027	44,451
2028	36,540
Thereafter	148,773
Total lease payments	$414,351
Less imputed interest	69,237
Total present value of lease liabilities	$345,114

Sale Leaseback Agreement

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

NOTE N — PENSION PLANS

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

The Retirement Plan provides benefits that are based upon years of service and average compensation with accrued benefits vesting after five years. Benefits for union associates are generally based upon years of service, or a combination of years of service and average compensation. Our pension funding policy considers contributions in an amount on an annual basis that can be deducted for federal income tax purposes, using a different actuarial cost method and different assumptions from those used for financial reporting. For the fiscal year ending May 31, 2024, we are required to contribute approximately $0.7 million to the retirement plans in the United States and approximately $5.7 million to our foreign plans. During the year, we will evaluate whether to make additional contributions. During fiscal 2023, we contributed $63.6 million to the pension plans in the United States which was in excess of the required contribution of $1.3 million but serves to improve the funded status of the plans.

Net periodic pension cost consisted of the following for the year ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2023	2022	2021	2023	2022	2021
Service cost	$43,558	$47,655	$44,520	$3,633	$5,023	$6,355
Interest cost	28,692	15,366	15,223	6,619	4,948	5,308
Expected return on plan assets	(38,144)	(41,544)	(33,115)	(6,581)	(7,691)	(7,286)
Amortization of:
Prior service cost (credit)	1	5	8	(116)	(139)	(150)
Net actuarial losses recognized	17,948	16,900	30,005	473	465	2,377
Curtailment/settlement (gains) losses	(3)	16	-	188	7	356
Net Pension Cost	$52,052	$38,398	$56,641	$4,216	$2,613	$6,960

The changes in benefit obligations and plan assets, as well as the funded status of our pension plans at May 31, 2023 and 2022, were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Benefit obligation at beginning of year	$703,735	$822,073	$182,534	$232,028
Service cost	43,558	47,655	3,633	5,023
Interest cost	28,692	15,366	6,619	4,948
Benefits paid	(44,604)	(59,795)	(8,676)	(7,657)
Participant contributions	-	-	1,221	1,138
Plan amendments	4	-	(97)	293
Plan settlements/curtailments	(137)	(190)	(2,852)	(1,330)
Actuarial (gains)	(34,075)	(121,374)	(16,004)	(34,638)
Premiums paid	-	-	(108)	(107)
Currency exchange rate changes	-	-	(7,458)	(17,164)
Benefit Obligation at End of Year	$697,173	$703,735	$158,812	$182,534
Fair value of plan assets at beginning of year	$616,960	$672,377	$193,375	$239,853
Actual (loss) on plan assets	(4,294)	(61,036)	(15,239)	(25,430)
Employer contributions	63,561	65,604	6,647	4,626
Participant contributions	-	-	1,221	1,138
Benefits paid	(44,604)	(59,795)	(8,676)	(7,657)
Premiums paid	-	-	(108)	(107)
Plan settlements/curtailments	(137)	(190)	(2,852)	(1,330)
Currency exchange rate changes	-	-	(8,248)	(17,718)
Fair Value of Plan Assets at End of Year	$631,486	$616,960	$166,120	$193,375
(Deficit)/Surplus of plan assets versus benefit obligations at end of year	$(65,687)	$(86,775)	$7,308	$10,841
Net Amount Recognized	$(65,687)	$(86,775)	$7,308	$10,841
Accumulated Benefit Obligation	$598,094	$610,433	$148,635	$172,141

The fair value of the assets held by our pension plans has decreased at May 31, 2023 since our previous measurement date at May 31, 2022, due to benefit payments and market losses. Total plan liabilities have decreased due to an increase in the discount rate used to value the liability. We have decreased our recorded liability for the net underfunded status of our pension plans. We expect pension expense in fiscal 2024 to be similar to our fiscal 2023 expense level due to higher interest costs, which will be partially offset by an increase in expected return on plan assets and a reduction in service cost due to higher discount rates. Any future declines in the value of our pension plan assets or increases in our plan liabilities could require us to increase our recorded liability for the net underfunded status of our pension plans and could also require accelerated and higher cash contributions to our pension plans.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2023 and 2022 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Noncurrent assets	$279	$77	$15,641	$22,399
Current liabilities	(8)	(8)	(659)	(443)
Noncurrent liabilities	(65,958)	(86,844)	(7,674)	(11,115)
Net Amount Recognized	$(65,687)	$(86,775)	$7,308	$10,841

The following table summarizes the relationship between our plans' benefit obligations and assets:

	U.S. Plans
	2023		2022
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$696,280	$630,315	$702,511	$615,659
Plans with accumulated benefit obligations in excess of plan assets	44	-	10,542	10,024
Plans with assets in excess of projected benefit obligations	893	1,171	1,224	1,301
Plans with assets in excess of accumulated benefit obligations	598,050	631,486	599,891	606,936

	Non-U.S. Plans
	2023		2022
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$26,918	$18,585	$36,607	$25,049
Plans with accumulated benefit obligations in excess of plan assets	24,837	17,839	32,808	22,844
Plans with assets in excess of projected benefit obligations	131,894	147,535	145,927	168,326
Plans with assets in excess of accumulated benefit obligations	123,798	148,281	139,333	170,531

The following table presents the pretax net actuarial loss and prior service (cost) credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Net actuarial loss	$(205,025)	$(214,607)	$(29,764)	$(25,984)
Prior service (costs) credits	(10)	(7)	530	518
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(205,035)	$(214,614)	$(29,234)	$(25,466)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost (credit)	$4	$-	$(98)	$294
Net loss (gain) arising during the year	8,363	(18,794)	5,816	(1,517)
Effect of exchange rates on amounts included in AOCI	-	-	(1,405)	(1,999)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) benefit	(1)	(5)	115	139
Amortization or settlement recognition of net (loss)	(17,945)	(16,916)	(660)	(473)
Total recognized in other comprehensive (income) loss	$(9,579)	$(35,715)	$3,768	$(3,556)

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

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic pension cost under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2023	2022	2023	2022
Discount rate	5.26%	4.43%	4.88%	4.02%
Rate of compensation increase	3.39%	3.21%	2.97%	2.94%

	U.S. Plans			Non-U.S. Plans
Net Periodic Pension Cost	2023	2022	2021	2023	2022	2021
Discount rate	4.43%	2.76%	2.78%	4.02%	2.72%	2.49%
Expected return on plan assets	6.50%	6.50%	7.00%	3.58%	3.46%	3.30%
Rate of compensation increase	3.21%	3.19%	3.19%	2.94%	2.91%	2.86%

The following tables illustrate the weighted-average actual and target allocation of plan assets:

	U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2023	2023	2022
Equity securities	55%	$340.1	$326.2
Fixed income securities	20%	129.2	117.0
Multi-class	20%	125.3	136.6
Cash	5%	36.6	37.0
Other		0.3	0.2
Total assets	100%	$631.5	$617.0

	Non-U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2023	2023	2022
Equity securities	40%	$61.8	$69.2
Fixed income securities	48%	81.5	101.1
Cash		0.1	0.1
Property and other	12%	22.7	23.0
Total assets	100%	$166.1	$193.4

The following tables present our pension plan assets as categorized using the fair value hierarchy at May 31, 2023 and 2022:

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
U.S. Treasury and other government	$-	$49,297	$-	$49,297
State and municipal bonds	-	450	-	450
Foreign bonds	-	690	-	690
Mortgage-backed securities	-	8,515	-	8,515
Corporate bonds	-	17,376	-	17,376
Stocks - large cap	35,467	-	-	35,467
Mutual funds - equity	-	304,590	-	304,590
Mutual funds - multi-class	-	125,345	-	125,345
Mutual funds - fixed	-	2,553	-	2,553
Cash and cash equivalents	36,573	-	-	36,573
Limited partnerships	-	-	170	170
Futures contracts	-	-	112	112
Investments measured at NAV (1)				50,348
Total	$72,040	$508,816	$282	$631,486
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

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
Pooled equities	$-	$61,827	$-	$61,827
Pooled fixed income	-	80,650	-	80,650
Foreign bonds	-	774	-	774
Insurance contracts	-	-	19,136	19,136
Mutual funds - Real Estate	-	3,587	-	3,587
Cash and cash equivalents	146	-	-	146
Total	$146	$146,838	$19,136	$166,120

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
U.S. Treasury and other government	$-	$34,902	$-	$34,902
State and municipal bonds	-	576	-	576
Foreign bonds	-	1,150	-	1,150
Mortgage-backed securities	-	10,254	-	10,254
Corporate bonds	-	23,883	-	23,883
Stocks - large cap	30,295	-	-	30,295
Mutual funds - equity	-	295,905	-	295,905
Mutual funds - multi-class	-	136,583	-	136,583
Mutual funds - fixed	-	16,368	-	16,368
Cash and cash equivalents	37,004	-	-	37,004
Limited partnerships	-	-	166	166
Investments measured at NAV (1)				29,874
Total	$67,299	$519,621	$166	$616,960

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2022
Pooled equities	$-	$68,067	$-	$68,067
Pooled fixed income	-	100,151	-	100,151
Foreign bonds	-	920	-	920
Insurance contracts	-	-	23,013	23,013
Mutual funds	-	1,115	-	1,115
Cash and cash equivalents	109	-	-	109
Total	$109	$170,253	$23,013	$193,375

The following table includes the activity that occurred during the years ended May 31, 2023 and 2022 for our Level 3 assets:

		Actual Return on Plan Assets For:
	Balance at	Assets Still Held	Assets Sold	Purchases, Sales and	Balance at
(In thousands)	Beginning of Period	at Reporting Date	During Year	Settlements, net (1)	End of Period
Year ended May 31, 2023	$23,179	(2,399)	-	(1,362)	$19,418
Year ended May 31, 2022	28,398	(1,009)	-	(4,210)	23,179
(1)
Includes the impact of exchange rate changes during the year.

The primary objective for the investments of the Retirement Plan is to provide for long-term growth of capital without undue exposure to risk. This objective is accomplished by utilizing a diversified portfolio strategy of equities, fixed-income securities and cash equivalents in a mix that is conducive to participation in a rising market, while allowing for adequate protection in a falling market. Our Investment Committee oversees the investment allocation process, which includes the selection and evaluation of investment managers, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance. In order to manage investment risk properly, Plan policy prohibits short selling, securities lending, financial futures, options and other specialized investments, except for certain alternative investments specifically approved by the Investment Committee. The Investment Committee reviews, on a quarterly basis, reports of actual Plan investment performance provided by independent third parties, in addition to its review of the Plan investment policy on an annual basis. The investment objectives are similar for our plans outside of the United States, subject to local regulations.

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

We expect to pay the following estimated pension benefit payments in the next five years (in millions): $64.2 in 2024, $69.5 in 2025, $74.6 in 2026, $76.7 in 2027 and $81.8 in 2028. In the five years thereafter (2029-2033), we expect to pay $416.7 million.

In addition to the defined benefit pension plans discussed above, we also sponsor associate savings plans under Section 401(k) of the Internal Revenue Code, which cover most of our associates in the United States. We record expense for defined contribution plans for any employer-matching contributions made in conjunction with services rendered by associates. The majority of our plans provide for matching contributions made in conjunction with services rendered by associates. Matching contributions are invested in the same manner that the participants invest their own contributions. Matching contributions charged to income were $27.6 million, $24.7 million and $21.7 million for the years ending May 31, 2023, 2022 and 2021, respectively.

NOTE O — POSTRETIREMENT BENEFITS

We sponsor several unfunded-healthcare-benefit plans for certain of our retired associates, as well as postretirement life insurance for certain key former associates. Eligibility for these benefits is based upon various requirements. The following table illustrates the effect on operations of these plans for the three years ended May 31, 2023:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2023	2022	2021	2023	2022	2021
Service cost	$-	$-	$-	$1,951	$1,623	$1,959
Interest cost	84	41	74	1,374	1,124	1,286
Amortization of:
Prior service (credit)	(121)	(161)	(167)	-	-	-
Net actuarial losses (gains)	43	61	42	(51)	121	590
Net Postretirement Benefit Cost (Income)	$6	$(59)	$(51)	$3,274	$2,868	$3,835

The changes in benefit obligations of the plans at May 31, 2023 and 2022 were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Accumulated postretirement benefit obligation at beginning of year	$2,260	$2,506	$30,645	$39,974
Service cost	-	-	1,951	1,623
Interest cost	84	41	1,374	1,124
Benefit payments	(207)	(164)	(557)	(875)
Actuarial (gains)	(369)	(123)	(276)	(9,240)
Currency exchange rate changes	-	-	(2,100)	(1,961)
Accumulated and accrued postretirement benefit obligation at end of year	$1,768	$2,260	$31,037	$30,645

In determining the postretirement benefit amounts outlined above, measurement dates as of May 31 for each period were applied.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2023 and 2022 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Current liabilities	$(207)	$(252)	$(989)	$(968)
Noncurrent liabilities	(1,561)	(2,008)	(30,048)	(29,677)
Net Amount Recognized	$(1,768)	$(2,260)	$(31,037)	$(30,645)

The following table presents the pretax net actuarial (loss) gain and prior service credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Net actuarial gain (loss)	$99	$(314)	$3,838	$3,878
Prior service credit	-	121	-	-
Total recognized in accumulated other comprehensive income not affecting retained earnings	$99	$(193)	$3,838	$3,878

The following table includes the changes recognized in other comprehensive loss (income):

	U.S. Plans		Non-U.S. Plans
(In thousands)	2023	2022	2023	2022
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) arising during the year	$(369)	$(123)	$(276)	$(9,240)
Effect of exchange rates on amounts included in AOCI	-	-	265	(418)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	121	160	-	-
Amortization or settlement recognition of net (loss) gain	(44)	(60)	51	(121)
Total recognized in other comprehensive (income) loss	$(292)	$(23)	$40	$(9,779)

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic postretirement benefit costs under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2023	2022	2023	2022
Discount rate	5.20%	4.36%	5.10%	5.13%
Current healthcare cost trend rate	6.00%	6.23%	5.53%	5.58%
Ultimate healthcare cost trend rate	4.03%	4.03%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2045	2045	2040	2040

	U.S. Plans			Non-U.S. Plans
Net Periodic Postretirement Cost	2023	2022	2021	2023	2022	2021
Discount rate	4.36%	2.47%	2.44%	5.13%	3.51%	3.32%
Current healthcare cost trend rate	6.23%	6.07%	6.68%	5.58%	5.68%	5.73%
Ultimate healthcare cost trend rate	4.03%	4.36%	4.36%	3.70%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2045	2037	2037	2040	2040	2040

We expect to pay approximately $1.2 million to $1.6 million in estimated postretirement benefits in each of the next five years. In the five years thereafter (2029-2033), we expect to pay a cumulative total of $9.4 million.

NOTE P — CONTINGENCIES AND ACCRUED LOSSES

Accrued loss reserves consist of the following:

May 31,	2023	2022
(In thousands)
Accrued product liability and other loss reserves	$16,995	$16,003
Accrued warranty reserves	8,448	7,450
Accrued environmental reserves	1,027	1,055
Total Accrued Loss Reserves - Current	$26,470	$24,508
Accrued product liability and other loss reserves - noncurrent	$22,849	$26,226
Accrued warranty liability - noncurrent	3,328	3,455
Accrued environmental reserves - noncurrent	6,173	6,254
Total Accrued Loss Reserves - Noncurrent	$32,350	$35,935

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates, as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at May 31, 2023, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

Year Ended May 31,	2023	2022	2021
(In thousands)
Beginning Balance	$10,905	$13,175	$11,106
Deductions (1)	(27,851)	(26,332)	(25,817)
Provision charged to expense	28,722	24,062	27,886
Ending Balance	$11,776	$10,905	$13,175
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

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor's claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties' contracts, the distributor may also be entitled to recover some portion of its attorneys' fees. On July 3, 2023, the Ninth Circuit Court of Appeals issued its decision rejecting the distributor's arguments and denying all appellate relief to the distributor, which also rendered our cross-appeal moot. As a result of this recent decision, we increased our accrual from $2.6 million to $6.0 million for the year ended May 31, 2023, which we believe to be the new low end of the range of loss. While an ultimate loss in excess of the accrued amount is reasonably possible given the potential for attorney fees to be awarded, we believe that the high end of the range of loss would not be materially more than the $6.0 million noted above. This contingency remains a retained liability of the Company.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. During the third quarter of fiscal 2023 the Consumer segment recovered $20.0 million from insurance. The insurance gain is recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows for the year ended May 31, 2023.

NOTE Q — REVENUE

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

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The majority of our revenue is recognized at a point in time. However, we also record revenues generated under construction contracts, mainly in connection with the installation of specialized roofing and flooring systems and related services. For certain polymer flooring installation projects, we account for our revenue using the output method, as we consider square footage of completed flooring to be the best measure of progress toward the complete satisfaction of the performance obligation. In contrast, for certain of our roofing installation projects, we account for our revenue using the input method, as that method is the best measure of performance as it considers costs incurred in relation to total expected project costs, which essentially represents the transfer of control for roofing systems to the customer. In general, for our construction contracts, we record contract revenues and related costs as our contracts progress on an over-time model.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

Year Ended May 31,	2023	2022	$ Change	% Change
(In thousands, except percents)
Trade accounts receivable, less allowances	$1,503,040	$1,432,632	$70,408	4.9%

Contract assets	$49,188	$57,234	$(8,046)	-14.1%
Contract liabilities - short-term	(42,396)	(44,938)	2,542	-5.7%
Net Contract Assets	$6,792	$12,296	$(5,504)	-44.8%

The $5.5 million decrease in our net contract assets from May 31, 2022 to May 31, 2023, resulted primarily due to the timing and volume of construction jobs in progress at May 31, 2023 versus May 31, 2022. During the years ended May 31, 2023 and May 31, 2022 we recognized $26.6 million and $24.5 million of revenue, which was included in contract liabilities as of May 31, 2022 and 2021, respectively.

We also record long-term deferred revenue, which amounted to $76.6 million and $62.5 million as of May 31, 2023 and 2022, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

Allowance for Credit Losses

Our primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The allowance was based on assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in SG&A expenses.

The following tables summarize the activity for the allowance for credit losses for the fiscal year ended May 31, 2023:

(In thousands)
Balance at June 1, 2022	$46,669
Bad debt provision	13,557
Uncollectible accounts written off, net of recoveries	(9,780)
Translation adjustments	(964)
Balance at May 31, 2023	$49,482

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

Our CPG reportable segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding, flooring systems, and weatherproofing solutions.

Our PCG reportable segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic gratings and drainage systems.

Our Consumer reportable segment manufactures and markets professional use and DIY products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants and wood stains. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2023, 2022 and 2021, respectively. Furthermore, sales to The Home Depot, Inc. represented 23%, 25% and 26% of our Consumer segment net sales for each of the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

Our SPG reportable segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG reportable segment offers products that include industrial cleaners, restoration services equipment, colorants, nail enamels, exterior finishes, edible coatings and specialty glazes for pharmaceutical and food industries, and other specialty OEM coatings.

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

Year Ended May 31,	2023	2022	2021
(In thousands)
Net Sales
CPG	$2,608,872	$2,486,486	$2,076,565
PCG	1,333,567	1,188,379	1,028,456
Consumer	2,514,770	2,242,047	2,295,277
SPG	799,205	790,816	705,990
Total	$7,256,414	$6,707,728	$6,106,288
Income (Loss) Before Income Taxes
CPG	$309,683	$396,509	$291,773
PCG	133,757	139,068	90,687
Consumer	378,157	175,084	354,789
SPG	103,279	121,937	108,242
Corporate/Other	(275,494)	(225,799)	(177,053)
Total	$649,382	$606,799	$668,438
Identifiable Assets
CPG	$2,297,862	$2,160,071	$1,815,303
PCG	1,118,360	1,115,780	1,051,334
Consumer	2,384,782	2,405,764	2,386,703
SPG	804,762	839,419	772,540
Corporate/Other	176,238	186,672	227,089
Total	$6,782,004	$6,707,706	$6,252,969
Capital Expenditures
CPG	$110,777	$93,327	$65,830
PCG	29,454	28,887	19,413
Consumer	61,500	70,227	54,986
SPG	49,801	26,939	18,989
Corporate/Other	1,979	585	223
Total	$253,511	$219,965	$159,441
Depreciation and Amortization
CPG	$49,993	$48,009	$45,079
PCG	23,064	22,287	22,633
Consumer	52,081	50,857	47,763
SPG	24,897	26,718	26,017
Corporate/Other	4,914	5,203	5,365
Total	$154,949	$153,074	$146,857

Year Ended May 31, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (1)
United States	$1,572,060	$861,190	$2,078,519	$680,159	$5,191,928
Foreign
Canada	243,608	85,812	178,678	4,084	512,182
Europe	469,064	233,872	212,558	81,260	996,754
Latin America	224,073	39,395	26,315	1,720	291,503
Asia Pacific	100,067	23,234	18,700	31,982	173,983
Other Foreign	-	90,064	-	-	90,064
Total Foreign	1,036,812	472,377	436,251	119,046	2,064,486
Total	$2,608,872	$1,333,567	$2,514,770	$799,205	$7,256,414

Year Ended May 31, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (1)
United States	$1,423,473	$739,731	$1,829,384	$647,660	$4,640,248
Foreign
Canada	265,933	76,085	144,032	7,208	493,258
Europe	509,891	235,678	221,280	99,324	1,066,173
Latin America	203,135	29,792	29,940	1,772	264,639
Asia Pacific	83,989	23,435	17,411	34,852	159,687
Other Foreign	65	83,658	-	-	83,723
Total Foreign	1,063,013	448,648	412,663	143,156	2,067,480
Total	$2,486,486	$1,188,379	$2,242,047	$790,816	$6,707,728

Year Ended May 31, 2021	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (1)
United States	$1,135,341	$611,808	$1,832,826	$581,094	$4,161,069
Foreign
Canada	208,289	69,754	153,631	8,982	440,656
Europe	481,244	242,102	257,372	82,170	1,062,888
Latin America	159,197	26,283	31,358	1,826	218,664
Asia Pacific	79,413	22,658	20,090	31,918	154,079
Other Foreign	13,081	55,851	-	-	68,932
Total Foreign	941,224	416,648	462,451	124,896	1,945,219
Total	$2,076,565	$1,028,456	$2,295,277	$705,990	$6,106,288

Year Ended May 31,	2023	2022	2021
(In thousands)
Long-Lived Assets (2)
United States	$2,551,717	$2,533,568	$2,325,365
Foreign
Canada	244,182	223,793	235,810
Europe	357,359	324,001	394,168
United Kingdom	245,411	259,956	290,078
Other Foreign	183,697	195,665	198,740
Total Foreign	1,030,649	1,003,415	1,118,796
Total	$3,582,366	$3,536,983	$3,444,161
(1)
It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.
(2)
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

Management assessed the effectiveness of RPM’s internal control over financial reporting as of May 31, 2023. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of May 31, 2023, RPM’s internal control over financial reporting is effective.

The independent registered public accounting firm Deloitte & Touche LLP, has also audited the Company’s internal control over financial reporting as of May 31, 2023, and their report thereon is included below.

/s/ Frank C. Sullivan	/s/ Russell L. Gordon
Frank C. Sullivan	Russell L. Gordon
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer

July 26, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of RPM International Inc. and subsidiaries (the “Company”) as of May 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2023, of the Company and our report dated July 26, 2023, expressed an unqualified opinion on those financial statements.

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

July 26, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended May 31, 2023, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Certain Reporting Units - Refer to Note C to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's goodwill is tested annually on March 1st, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying values. The Company determines the fair value of its reporting units using a combination of the income and the market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and EBITDA multiples. Changes in these assumptions could have significant impacts on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $1,294 million as of May 31, 2023. The fair value of all reporting units exceeded the carrying values as of the annual measurement date and, therefore, no further impairment was recognized.

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

As disclosed in Note C, the Company identified certain factors, including but not limited to, a challenged macroeconomic environment, and evaluated certain business restructuring actions, specifically the go to market strategy for operating in Europe. Due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within the PCG segment and is correspondingly exploring strategic alternatives for the USL infrastructure services business within the U.K. These factors contributed to the identification of a triggering event, requiring an interim quantitative goodwill impairment assessment of its USL reporting unit during the quarter ended February 28, 2023. The Company performed a quantitative analysis and compared the fair value of the USL reporting unit to its carrying value and determined that the carrying value of the reporting unit exceeded the fair value as of February 28, 2023. As such, the Company recorded a goodwill impairment loss of $36.7 million in the third quarter of fiscal 2023.

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
•
We evaluated management's determination and evaluation of triggering events at each of the quarterly and year end reporting periods.
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
•
We evaluated the impact of changes in management’s forecasts from the March 1, 2023, annual measurement date to May 31, 2023, inclusive of macroeconomic factors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 26, 2023

We have served as the Company's auditor since 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth above.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 as to our Directors appears under the caption “Proposal One - Election of Directors” in our 2023 Proxy Statement, which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2023 Proxy Statement under the heading “Delinquent Section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2023 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

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

The name, age and positions of each of our Executive Officers as of July 26, 2023 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	62	Chairman, President and Chief Executive Officer
Russell L. Gordon	57	Vice President and Chief Financial Officer
Edward W. Moore	66	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	56	Vice President - Corporate Benefits and Risk Management
Matthew T. Ratajczak	55	Vice President - Global Tax and Treasurer
Timothy R. Kinser	60	Vice President - Operations
Michael J. Laroche	41	Vice President, Controller and Chief Accounting Officer

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

Michael J. Laroche was elected Vice President, Controller and Chief Accounting Officer in 2021. Prior to that time, Mr. Laroche was the Chief Financial Officer of the Company's Specialty Products Group. Mr. Laroche joined the Company as Controller of the Specialty Products Group in 2016. Prior to joining the Company, he was a senior manager at PricewaterhouseCoopers LLP.

Item 11. Executive Compensation.

The information required by this item is set forth in the 2023 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2023 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2023 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth in the 2023 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) The following documents are filed as part of this report:

1. Financial Statements. The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Balance Sheets —

May 31, 2023 and 2022

Consolidated Statements of Income —

fiscal years ended May 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended May 31, 2023

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

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

10.1.1

First Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated April 30, 2020

		Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.102

Second Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated December 16, 2021

		Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.103

Third Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated December 30, 2021

		Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.104

Fourth Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated August 1, 2022

		Quarterly Report on Form 10-Q (File No. 001-14187)	October 5, 2022

10.105

Fifth Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated December 19, 2022

		Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2023

10.2	Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020	Current Report on Form 8-K (File No. 001-14187)	February 27, 2020

10.2.1

First Amendment to Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated April 30, 2020

		Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.2.2

Second Amendment to Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated April 15, 2021

		Annual Report on Form 10-K (File No. 001-14187)	July 26, 2021

10.2.3

Third Amendment to Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated December 16, 2021

		Previously shown as Exhibit 10.103 to Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.2.4

Fourth Amendment to Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated August 1, 2022

		Quarterly Report on Form 10-Q (File No. 001-14187)	October 5, 2022

10.3	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3.4	Amendment No. 4 to Second Amended and Restated Receivables Sale Agreement, dated as of March 31, 2017	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.5	Amendment No. 5 to Second Amended and Restated Receivables Sale Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.6	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2020

10.3.7	Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.38	Amendment No. 8 to Second Amended and Restated Receivables Sale Agreement, dated as of September 14, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.39	Amendment No. 9 to Second Amended and Restated Receivables Sale Agreement, dated as of September 30, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.310	Amendment No. 10 to Second Amended and Restated Receivables Sale Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.4	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.4.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4.3	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.4	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of May 8, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.5	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of May 22, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.6	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of March 18, 2021	Current Report on Form 8-K (File No. 001-14187)	March 24, 2021

10.47	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.48	Amendment No. 8 to Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2023 (x)

10.5	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.6	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Benefit Restoration Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2001

*10.9.1	Amendment No. 1 to the RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.9.2	Amendment No. 2 to RPM International Inc. Benefit Restoration Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.10	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective February 1, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2021

*10.10.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.11	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.12	RPM, Inc. 1997 Restricted Stock Plan, and Form of Acceptance and Escrow Agreement to be used in connection therewith	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.1	First Amendment to the RPM, Inc. 1997 Restricted Stock Plan, effective as of October 1, 1998	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.2	Second Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

*10.12.3	Third Amendment to the RPM, Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.12.4	Fourth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	April 14, 2003

*10.12.5	Fifth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	August 16, 2004

*10.12.6	Sixth Amendment to the RPM International Inc. 1997 Restricted Stock Plan	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.12.7	Seventh Amendment to the RPM International Inc. 1997 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.13	RPM International Inc. 2003 Restricted Stock Plan for Directors	Quarterly Report on Form 10-Q (File No. 001-14187)	January 14, 2004

*10.13.1	Amendment No. 1 to the RPM International Inc. 2003 Restricted Stock Plan for Directors	Annual Report on Form 10-K (File No. 001-14187)	July 30, 2007

*10.13.2	Amendment No. 2 to the RPM International Inc. 2003 Restricted Stock Plan for Directors, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.14	RPM International Inc. Amended and Restated 2004 Omnibus Equity and Incentive Plan, effective July 21, 2009	Definitive Proxy Statement (File No. 001-14187)	August 27, 2009

*10.14.1	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for grants prior to October 10, 2008)	Annual Report on Form 10-K (File No. 001-14187)	August 15, 2005

*10.14.2	Form of Stock Appreciation Rights Agreement (for grants prior to October 10, 2008)	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2005

*10.14.3	Form of Performance-Contingent Restricted Stock (PCRS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 7, 2011

*10.14.4	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.14.5	Form of Stock Appreciation Rights Agreement	Quarterly Report on Form 10-Q (File No. 001-14187)	January 8, 2009

*10.15	RPM International Inc. 2007 Restricted Stock Plan	Current Report on Form 8-K (File No. 001-14187)	October 12, 2006

*10.15.1	Amendment No. 1 to the RPM International Inc. 2007 Restricted Stock Plan, effective December 31, 2008	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.16	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.17	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.18

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

*10.19	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

*10.19.1	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 4, 2018	Definitive Proxy Statement (File No. 001-14187)	August 30, 2018

*10.19.2	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 3, 2019	Definitive Proxy Statement (File No. 001-14187)	August 27, 2019

10.20	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.21	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2015

10.22	Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc.	Current Report on Form 8-K (File No. 001-14187)	June 28, 2018

*10.23	Employment Agreement by and between the Company and Timothy R. Kinser, Vice President – Operations (x)

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover page Interactive Data File

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
Frank C. Sullivan
Chairman, President and Chief Executive Officer

Date: July 26, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 26th day of July, 2023.

Signature	Title
/s/ Frank C. Sullivan	Chairman, President, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Michael J. Laroche	Vice President, Controller and Chief Accounting Officer
Michael J. Laroche	(Principal Accounting Officer)

/s/ Kirkland B. Andrews	Director
Kirkland B. Andrews

/s/ John M. Ballbach	Director
John M. Ballbach

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Julie A. Lagacy	Director
Julie A. Lagacy

/s/ Robert A. Livingston	Director
Robert A. Livingston

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ Ellen M. Pawlikowski	Director
Ellen M. Pawlikowski

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

/s/ Elizabeth F. Whited	Director
Elizabeth F. Whited

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

		Additions	Acquisitions
		Charged to	(Disposals)
	Balance at	Selling,	of Businesses			Balance at
	Beginning	General and	and	(Deductions)		End
(In thousands)	of Period	Administrative	Reclassifications	Additions		of Period
Year Ended May 31, 2023
Current:
Allowance for credit losses	$46,669	$13,557	$—	$(10,744)	(1)	$49,482
Accrued product liability and other loss reserves	$16,003	$10,056	$76	$(9,140)	(2)	$16,995
Accrued environmental reserves	$1,055	$932	$—	$(960)		$1,027
Noncurrent:
Accrued product liability and other loss reserves	$26,226	$3,055	$—	$(6,432)	(2)	$22,849
Accrued environmental reserves	$6,254	$271	$—	$(352)		$6,173
Year Ended May 31, 2022
Current:
Allowance for credit losses	$55,922	$4,326	$—	$(13,579)	(1)	$46,669
Accrued product liability and other loss reserves	$18,297	$8,358	$—	$(10,652)	(2)	$16,003
Accrued environmental reserves	$1,329	$674	$—	$(948)		$1,055
Noncurrent:
Accrued product liability and other loss reserves	$26,614	$10,760	$—	$(11,148)	(2)	$26,226
Accrued environmental reserves	$6,267	$318	$—	$(331)		$6,254
Year Ended May 31, 2021
Current:
Allowance for credit losses	$55,847	$10,044	$—	$(9,969)	(1)	$55,922
Accrued product liability and other loss reserves	$10,458	$14,173	$—	$(6,334)	(2)	$18,297
Accrued environmental reserves	$1,970	$1,045	$—	$(1,686)		$1,329
Noncurrent:
Accrued product liability and other loss reserves	$27,016	$15,366	$—	$(15,768)	(2)	$26,614
Accrued environmental reserves	$4,125	$1,918	$—	$224		$6,267

(1)
Uncollectible accounts written off, net of recoveries.
(2)
Primarily claims paid during the year, net of insurance contributions.