Form 10-Q
period 2023-08-31
RPM INTERNATIONAL INC/DE/
filed 2023-10-04
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023,

or

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

As of September 28, 2023, the registrant had 128,828,265 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2023	May 31, 2023
Assets
Current Assets
Cash and cash equivalents	$240,586	$215,787
Trade accounts receivable (less allowances of $56,584 and $49,482, respectively)	1,418,886	1,503,040
Inventories	1,117,441	1,135,496
Prepaid expenses and other current assets	335,065	329,845
Total current assets	3,111,978	3,184,168
Property, Plant and Equipment, at Cost	2,372,532	2,332,916
Allowance for depreciation	(1,127,209)	(1,093,440)
Property, plant and equipment, net	1,245,323	1,239,476
Other Assets
Goodwill	1,300,833	1,293,588
Other intangible assets, net of amortization	541,994	554,991
Operating lease right-of-use assets	324,655	329,582
Deferred income taxes	19,907	15,470
Other	170,587	164,729
Total other assets	2,357,976	2,358,360
Total Assets	$6,715,277	$6,782,004
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$684,075	$680,938
Current portion of long-term debt	6,885	178,588
Accrued compensation and benefits	170,333	257,328
Accrued losses	28,753	26,470
Other accrued liabilities	378,601	347,477
Total current liabilities	1,268,647	1,490,801
Long-Term Liabilities
Long-term debt, less current maturities	2,498,426	2,505,221
Operating lease liabilities	279,632	285,524
Other long-term liabilities	287,087	267,111
Deferred income taxes	98,649	90,347
Total long-term liabilities	3,163,794	3,148,203
Contingencies and Accrued Losses (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 145,605 and outstanding 128,962 as of August 31, 2023; issued 145,124 and outstanding 128,766 as of May 31, 2023	1,290	1,288
Paid-in capital	1,133,941	1,124,825
Treasury stock, at cost	(812,041)	(784,463)
Accumulated other comprehensive (loss)	(593,189)	(604,935)
Retained earnings	2,551,142	2,404,125
Total RPM International Inc. stockholders' equity	2,281,143	2,140,840
Noncontrolling Interest	1,693	2,160
Total equity	2,282,836	2,143,000
Total Liabilities and Stockholders' Equity	$6,715,277	$6,782,004

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2023	2022
Net Sales	$2,011,857	$1,932,320
Cost of Sales	1,183,240	1,187,849
Gross Profit	828,617	744,471
Selling, General and Administrative Expenses	531,032	485,205
Restructuring Expense	6,498	1,354
Interest Expense	31,818	26,711
Investment (Income) Expense, Net	(12,439)	3,664
Other Expense, Net	2,554	2,416
Income Before Income Taxes	269,154	225,121
Provision for Income Taxes	67,841	55,842
Net Income	201,313	169,279
Less: Net Income Attributable to Noncontrolling Interests	231	266
Net Income Attributable to RPM International Inc. Stockholders	$201,082	$169,013
Average Number of Shares of Common Stock Outstanding:
Basic	127,633	127,617
Diluted	128,771	128,161
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.57	$1.31
Diluted	$1.56	$1.31

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2023	2022
Net Income	$201,313	$169,279
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	8,853	(78,956)
Pension and other postretirement benefit liability adjustments, net of tax	3,164	4,272
Unrealized (loss) on securities, net of tax	(257)	(340)
Unrealized (loss) on derivatives, net of tax	-	(606)
Total other comprehensive income (loss)	11,760	(75,630)
Total Comprehensive Income	213,073	93,649
Less: Comprehensive Income Attributable to Noncontrolling Interests	245	204
Comprehensive Income Attributable to RPM International Inc. Stockholders	$212,828	$93,445

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$201,313	$169,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,539	38,416
Deferred income taxes	2,295	(1,919)
Stock-based compensation expense	9,118	9,062
Net (gain) loss on marketable securities	(6,451)	6,606
Net loss on sales of assets and businesses	3,263	-
Other	5,100	111
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease (increase) in receivables	87,712	(266)
Decrease (increase) in inventory	22,281	(148,188)
(Increase) in prepaid expenses and other current and long-term assets	(14,277)	(36,021)
Increase in accounts payable	18,840	15,113
(Decrease) in accrued compensation and benefits	(88,460)	(92,970)
Increase in accrued losses	2,211	1,873
Increase in other accrued liabilities	72,726	62,459
Cash Provided by Operating Activities	359,210	23,555
Cash Flows from Investing Activities:
Capital expenditures	(52,201)	(57,818)
Acquisition of businesses, net of cash acquired	(4,026)	(36,373)
Purchase of marketable securities	(16,235)	(6,440)
Proceeds from sales of marketable securities	9,443	4,116
Other	1,502	80
Cash (Used for) Investing Activities	(61,517)	(96,435)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	852	250,051
Reductions of long-term and short-term debt	(193,085)	(75,264)
Cash dividends	(54,065)	(51,420)
Repurchases of common stock	(12,500)	(25,000)
Shares of common stock returned for taxes	(14,833)	(12,430)
Payments of acquisition-related contingent consideration	-	(3,705)
Other	(712)	(2,487)
Cash (Used for) Provided by Financing Activities	(274,343)	79,745
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,449	(10,963)
Net Change in Cash and Cash Equivalents	24,799	(4,098)
Cash and Cash Equivalents at Beginning of Period	215,787	201,672
Cash and Cash Equivalents at End of Period	$240,586	$197,574
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$32,819	$24,493
Income Taxes, net of refunds	$18,052	$15,813
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$15,176	$8,733

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000
Net income	-	-	-	-	-	201,082	201,082	231	201,313
Other comprehensive income	-	-	-	-	11,746	-	11,746	14	11,760
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,065)	(54,065)	-	(54,065)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(712)	(712)
Share repurchases under repurchase program	(122)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	318	3	9,115	(15,078)	-	-	(5,960)	-	(5,960)
Balance at August 31, 2023	128,962	$1,290	$1,133,941	$(812,041)	$(593,189)	$2,551,142	$2,281,143	$1,693	$2,282,836

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828
Net income	-	-	-	-	-	169,013	169,013	266	169,279
Other comprehensive (loss)	-	-	-	-	(75,568)	-	(75,568)	(62)	(75,630)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,420)	(51,420)	-	(51,420)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(60)	(60)
Share repurchases under repurchase program	(303)	(3)	3	(25,000)	-	-	(25,000)	-	(25,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	203	2	9,061	(12,458)	-	-	(3,395)	-	(3,395)
Balance at August 31, 2022	129,099	$1,291	$1,105,211	$(754,477)	$(612,905)	$2,256,939	$1,996,059	$1,543	$1,997,602

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2023, and August 31, 2022. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2023.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

We have not adopted any Accounting Standard Updates (“ASU”) during fiscal 2024 that have a material impact on our Consolidated Financial Statements. Additionally, there are no current ASU's issued, but not adopted, that are expected to have a material impact on the Company.

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

During 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which is referred to as the 2020 Margin Acceleration Plan (“MAP to Growth”). We incurred $1.4 million of restructuring costs associated with this plan for the three months ended August 31, 2022. We did not incur any restructuring costs for the three months ended August 31, 2023, and we do not expect to incur any further costs associated with this plan.

In August 2022, we approved and announced our Margin Achievement Plan 2025 (“MAP 2025”), which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025.

The current total expected costs associated with this plan are outlined below and increased approximately $12.1 million compared to our previous estimate, attributable to increases in expected severance and benefit charges of $7.4 million, expected facility closure and other related costs of $0.1 million and expected other restructuring costs of $4.6 million. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

USL Restructuring

As previously disclosed during fiscal 2023, due to the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the Universal Sealants (“USL”) reporting unit within our PCG segment and explore strategic alternatives for our USL infrastructure services business within the United Kingdom.

During the quarter ended August 31, 2023, we recognized a loss on sale of $4.5 million in connection with the divestiture of USL’s Bridgecare services division. The Bridgecare division is a contracting business focused on the installation of joints and waterproofing in the UK. The loss on this sale is included in selling, general and administrative ("SG&A") expenses in our Consolidated Statements of Income and net loss on sales of assets and businesses in our Consolidated Statements of Cash Flows.

Additionally, during the quarter ended August 31, 2023, in connection with MAP 2025, we realigned certain businesses and management structures within our segments. Within our PCG segment, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units. As a result of this change in our market strategy, we performed an interim impairment assessment of the USL indefinite-lived tradename. Calculating the fair value of the USL’s indefinite-lived tradename required the use of various estimates and assumptions. We estimated the fair value of USL’s indefinite-lived tradename by applying a relief-from-royalty calculation, which included discounted future cash flows related to projected revenues impacted by this decision. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data. As the carrying amount of the tradename exceeded its fair value, an impairment loss of $3.3 million was recorded for the three months ended August 31, 2023. This impairment loss was classified as restructuring expense within our PCG segment.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment as well as the total expected costs related to projects identified to date:

	Three Months Ended	Cumulative Costs	Total Expected
(In thousands)	August 31, 2023	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$415	$6,507	$16,564
Facility closure and other related costs	-	-	271
Total Charges	$415	$6,507	$16,835

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$831	$1,979	$2,296
Facility closure and other related costs	30	30	1,030
Other restructuring costs (a)	4,555	7,092	7,092
Total Charges	$5,416	$9,101	$10,418

Consumer Segment:
Severance and benefit costs	$-	$507	$507
Facility closure and other related costs	14	635	635
Total Charges	$14	$1,142	$1,142

Specialty Products Group ("SPG") Segment:
Severance and benefit costs	$653	$1,458	$1,956
Facility closure and other related costs	-	-	4,486
Total Charges	$653	$1,458	$6,442

Corporate/Other Segment:
Severance and benefit (credits)	$-	$(50)	$(50)
Total Charges	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$1,899	$10,401	$21,273
Facility closure and other related costs	44	665	6,422
Other restructuring costs	4,555	7,092	7,092
Total Charges	$6,498	$18,158	$34,787
(a)
Of the $4.6 million of other restructuring costs, $3.3 million is associated with the impairment of an indefinite-lived tradename described above.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	1,899	44	4,555	6,498
Cash payments charged against reserve	(2,061)	(44)	-	(2,105)
Non-cash charges and other adjustments	(45)	-	(4,555)	(4,600)
Balance at August 31, 2023	$2,510	$-	$-	$2,510

NOTE 4 — FAIR VALUE MEASUREMENTS

Financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, marketable securities, notes and accounts payable, and debt.

An allowance for credit losses is established for trade accounts receivable using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowance for doubtful collection of accounts are included in SG&A expense.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,983	$-	$25,983
Corporate bonds	-	137	-	137
Total available-for-sale debt securities	-	26,120	-	26,120
Marketable equity securities:
Stocks – foreign	1,049	-	-	1,049
Stocks – domestic	9,742	-	-	9,742
Mutual funds – foreign	-	41,667	-	41,667
Mutual funds – domestic	-	81,644	-	81,644
Total marketable equity securities	10,791	123,311	-	134,102
Contingent consideration	-	-	(3,074)	(3,074)
Total	$10,791	$149,431	$(3,074)	$157,148

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$27,021	$-	$27,021
Corporate bonds	-	141	-	141
Total available-for-sale debt securities	-	27,162	-	27,162
Marketable equity securities:
Stocks – foreign	786	-	-	786
Stocks – domestic	5,009	-	-	5,009
Mutual funds – foreign	-	40,074	-	40,074
Mutual funds – domestic	-	75,284	-	75,284
Total marketable equity securities	5,795	115,358	-	121,153
Contingent consideration	-	-	(2,686)	(2,686)
Total	$5,795	$142,520	$(2,686)	$145,629

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first three months of fiscal 2023, we recorded an increase in the accrual for approximately $3.0 million related to acquisitions and paid approximately $10.3 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2023. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within other accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2023 and May 31, 2023, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our cash and cash equivalents and long-term debt as of August 31, 2023 and May 31, 2023 are as follows:

	At August 31, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$240,586	$240,586
Long-term debt, including current portion	2,505,311	2,296,118

	At May 31, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$215,787	$215,787
Long-term debt, including current portion	2,683,809	2,490,863

NOTE 5 — INVESTMENT (INCOME) EXPENSE, NET

Investment (income) expense, net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2023	2022
Interest (income)	$(5,451)	$(2,150)
Net (gain) loss on marketable securities	(6,451)	6,606
Dividend (income)	(537)	(792)
Investment (income) expense, net	$(12,439)	$3,664

Net (Gain) Loss on Marketable Securities

	Three Months Ended
	August 31,	August 31,
(In thousands)	2023	2022
Unrealized (gains) losses on marketable equity securities	$(6,527)	$6,513
Realized losses on marketable equity securities	45	129
Realized losses (gains) on available-for-sale debt securities	31	(36)
Net (gain) loss on marketable securities	$(6,451)	$6,606

NOTE 6 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2023	2022
Pension non-service costs	$2,781	$2,516
Other	(227)	(100)
Other expense, net	$2,554	$2,416

NOTE 7 — INCOME TAXES

The effective income tax rate of 25.2% for the three months ended August 31, 2023 compares to the effective income tax rate of 24.8% for the three months ended August 31, 2022.

The effective income tax rates for the three-month periods ended August 31, 2023 and 2022 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the tax rate for the current period reflects incremental tax expense related to increases to our net deferred income tax liability for unremitted earnings and our liability for uncertain tax positions, partially offset by a favorable adjustment related to U.S. foreign tax credits.

Our deferred tax liability for unremitted foreign earnings was $5.9 million as of August 31, 2023, which represents our estimate of the net tax cost associated with the remittance of $284.0 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2023. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2023	May 31, 2023
Raw material and supplies	$431,228	$451,504
Finished goods	686,213	683,992
Total Inventory, Net of Reserves	$1,117,441	$1,135,496

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

During the three months ended August 31, 2023, we repurchased 122,425 shares of our common stock at a cost of approximately $12.5 million, or an average of $102.10 per share. During the three months ended August 31, 2022, we repurchased 303,079 shares of our common stock at a cost of approximately $25.0 million, or an average of $82.49 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $304.8 million at August 31, 2023.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)
Current period comprehensive income (loss)	9,790	-	-	(87)	9,703
Income taxes associated with current period comprehensive (loss) income	(951)	-	-	(45)	(996)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,122	-	(130)	3,992
Income taxes reclassified into earnings	-	(958)	-	5	(953)
Balance at August 31, 2023	$(456,536)	$(145,600)	$11,405	$(2,458)	$(593,189)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2022	$(395,473)	$(153,383)	$13,171	$(1,652)	$(537,337)
Current period comprehensive (loss) income	(80,515)	-	-	(469)	(80,984)
Income taxes associated with current period comprehensive income (loss)	1,621	-	-	94	1,715
Amounts reclassified from accumulated other comprehensive income (loss)	-	5,703	(606)	40	5,137
Income taxes reclassified into earnings	-	(1,431)	-	(5)	(1,436)
Balance at August 31, 2022	$(474,367)	$(149,111)	$12,565	$(1,992)	$(612,905)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three-month periods ended August 31, 2023 and 2022.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2023	2022
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$201,082	$169,013
Less: Allocation of earnings and dividends to participating securities	(872)	(1,312)
Net income available to common shareholders - basic	200,210	167,701
Reverse: Allocation of earnings and dividends to participating securities	872	-
Add: Undistributed earnings reallocated to unvested shareholders	-	4
Net income available to common shareholders - diluted	$201,082	$167,705
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,633	127,617
Average diluted options and awards	1,138	544
Total shares for diluted earnings per share (1)	128,771	128,161
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.57	$1.31
Method used to calculate basic earnings per share	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.56	$1.31
Method used to calculate diluted earnings per share	Treasury	Two-class

(1) For the three months ended August 31, 2023 and 2022, approximately 1,037,000 and 715,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three-month periods ended August 31, 2023 and 2022:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2023	2022	2023	2022
Service cost	$10,913	$10,890	$887	$951
Interest cost	8,992	7,173	1,935	1,728
Expected return on plan assets	(10,518)	(9,536)	(2,400)	(1,727)
Amortization of:
Prior service cost (credit)	1	-	(31)	(27)
Net actuarial losses recognized	4,205	4,487	209	125
Net Periodic Benefit Cost	$13,593	$13,014	$600	$1,050

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2023	2022	2023	2022
Service cost	$-	$-	$569	$287
Interest cost	22	21	390	368
Amortization of:
Prior service (credit)	-	(30)	-	-
Net actuarial (gains) losses recognized	(4)	11	(12)	(14)
Net Periodic Benefit Cost	$18	$2	$947	$641

Net periodic pension cost for fiscal 2024 is similar to our fiscal 2023 cost due to higher interest costs, which are partially offset by an increase in expected return on plan assets. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2023 that we are required and expect to contribute approximately $0.7 million to our retirement plans in the U.S. and approximately $5.7 million to plans outside the U.S. during the current fiscal year. Throughout fiscal 2024, we will evaluate whether to make additional contributions.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2023, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2023	2022
Beginning Balance	$11,776	$10,905
Deductions (1)	(7,407)	(6,344)
Provision charged to expense	7,633	7,939
Ending Balance	$12,002	$12,500

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

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor may also be entitled to recover some portion of its attorneys’ fees. On July 3, 2023, the Ninth Circuit Court of Appeals issued its decision rejecting the distributor's arguments and denying all appellate relief to the distributor, which also rendered our cross-appeal moot. As a result of this decision, we increased our accrual to $6.0 million for the year ended May 31, 2023, and have since further increased our accrual to $6.4 million, which we currently believe to be the low end of the range of loss. While an ultimate loss in excess of the accrued amount is reasonably possible, we believe that the high end of the range of loss would not be materially more than the $6.4 million noted above. This contingency remains a liability of the Company.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. During the first quarter of fiscal 2024 the Consumer segment recovered $10.3 million from insurance. These proceeds were recorded as a gain in the three-month period ended August 31, 2023. The insurance gain is recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	August 31, 2023	May 31, 2023	$ Change	% Change
Trade accounts receivable, less allowances	$1,418,886	$1,503,040	$(84,154)	(5.6%)

Contract assets	$71,939	$49,188	$22,751	46.3%
Contract liabilities - short-term	(41,477)	(42,396)	919	(2.2%)
Net Contract Assets	$30,462	$6,792	$23,670

The $23.7 million increase in our net contract assets from May 31, 2023 to August 31, 2023, resulted primarily due to the timing of construction jobs in progress at August 31, 2023 versus May 31, 2023. During the three-month periods ending August 31, 2023 and 2022 we recognized $21.3 million and $12.8 million of revenue, which is included in contract liabilities as of May 31, 2023 and 2022, respectively.

We also record long-term deferred revenue, which amounted to $77.3 million and $76.6 million as of August 31, 2023 and May 31, 2023, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three months ended August 31, 2023 and 2022:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2023	2022
Beginning Balance	$49,482	$46,669
Bad debt provision	7,696	2,407
Uncollectible accounts written off, net of recoveries	(782)	(667)
Translation adjustments	188	(1,634)
Ending Balance	$56,584	$46,775

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

Effective June 1, 2023, certain Asia Pacific businesses and management structure, formerly of our CPG segment, were transferred to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Asia Pacific. As a result of this business realignment, $11.4 million of goodwill was transferred from the CPG segment to the PCG segment. Additionally, this realignment is reflected in our reportable segments beginning with our first quarter of fiscal 2024. As such, historical segment results have been recast to reflect the impact of this change.

Our CPG reportable segment products are sold throughout North America and also account for a significant portion of our international sales. Our construction product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, insulated cladding, flooring systems, and weatherproofing solutions.

Our PCG reportable segment products are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems and fiberglass reinforced plastic gratings.

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

Three Months Ended August 31, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$509,331	$226,327	$550,753	$153,764	$1,440,175
Foreign
Canada	79,161	24,246	46,340	1,129	150,876
Europe	127,957	63,671	60,866	20,476	272,970
Latin America	66,340	9,141	7,015	614	83,110
Asia Pacific	-	29,333	4,630	4,968	38,931
Other Foreign	-	25,795	-	-	25,795
Total Foreign	273,458	152,186	118,851	27,187	571,682
Total	$782,789	$378,513	$669,604	$180,951	$2,011,857

Three Months Ended August 31, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$463,408	$223,669	$550,619	$172,863	$1,410,559
Foreign
Canada	70,138	22,663	44,250	986	138,037
Europe	117,195	56,708	53,618	22,125	249,646
Latin America	55,672	9,482	6,186	406	71,746
Asia Pacific	-	29,053	4,819	6,317	40,189
Other Foreign	-	22,143	-	-	22,143
Total Foreign	243,005	140,049	108,873	29,834	521,761
Total	$706,413	$363,718	$659,492	$202,697	$1,932,320

	Three Months Ended
(In thousands)	August 31,	August 31,
Income (Loss) Before Income Taxes	2023	2022
CPG Segment	$140,452	$106,755
PCG Segment	44,821	49,401
Consumer Segment	131,829	116,689
SPG Segment	16,397	27,885
Corporate/Other	(64,345)	(75,609)
Consolidated	$269,154	$225,121

(In thousands)	August 31,	May 31,
Identifiable Assets	2023	2023
CPG Segment	$2,155,506	$2,206,403
PCG Segment	1,212,640	1,209,819
Consumer Segment	2,332,040	2,384,782
SPG Segment	784,722	804,762
Corporate/Other	230,369	176,238
Consolidated	$6,715,277	$6,782,004

NOTE 16 — SUBSEQUENT EVENT

Subsequent to August 31, 2023, we repurchased 131,858 shares of RPM common stock at a cost of approximately $12.5 million, or an average of $94.80 per share, under the stock repurchase program described further in Note 9, "Stock Repurchase Program," to the Consolidated Financial Statements.

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

Goodwill

In connection with our MAP 2025 operating improvement program, we realigned certain businesses and management structures within our CPG, PCG and SPG segments. As outlined in Note 15, “Segment Information,” our CPG APAC and CPG India businesses, formerly of our Sealants reporting unit within our CPG segment, were transferred to our Platform component within our PCG segment. As a result of this change, we designated the Platform component as a separate reporting unit within our PCG segment. Additionally, within our PCG segment, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units. As a result of this change, USL was no longer designated as a separate reporting unit. Within our SPG segment, two new reporting units were formed as our former DayGlo and Kirker reporting units were combined into one reporting unit: The Color Group, and our former Wood Finishes, Kop-Coat Protection Products, TCI and Modern Recreational Technologies reporting units were combined into one reporting unit: The Industrial Coatings Group.

We performed a goodwill impairment test for the reporting units affected by the business realignment and change in management structure using either a qualitative or a quantitative assessment. We concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2024.

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2023.

BUSINESS SEGMENT INFORMATION

Effective June 1, 2023, certain Asia Pacific businesses and management structure, formerly of our CPG segment, were transferred to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Asia Pacific. This realignment is reflected in our reportable segments beginning with our first quarter of fiscal 2024. As such, historical segment results have been recast to reflect the impact of this realignment.

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31,	August 31,
(In thousands)	2023	2022
Net Sales
CPG Segment	$782,789	$706,413
PCG Segment	378,513	363,718
Consumer Segment	669,604	659,492
SPG Segment	180,951	202,697
Consolidated	$2,011,857	$1,932,320
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$140,452	$106,755
Interest (Expense), Net (b)	(3,396)	(780)
EBIT (c)	$143,848	$107,535
PCG Segment
Income Before Income Taxes (a)	$44,821	$49,401
Interest Income, Net (b)	1,124	194
EBIT (c)	$43,697	$49,207
Consumer Segment
Income Before Income Taxes (a)	$131,829	$116,689
Interest Income, Net (b)	750	26
EBIT (c)	$131,079	$116,663
SPG Segment
Income Before Income Taxes (a)	$16,397	$27,885
Interest Income, Net (b)	99	2
EBIT (c)	$16,298	$27,883
Corporate/Other
(Loss) Before Income Taxes (a)	$(64,345)	$(75,609)
Interest (Expense), Net (b)	(17,956)	(29,817)
EBIT (c)	$(46,389)	$(45,792)
Consolidated
Net Income	$201,313	$169,279
Add: Provision for Income Taxes	67,841	55,842
Income Before Income Taxes (a)	269,154	225,121
Interest (Expense)	(31,818)	(26,711)
Investment Income (Expense), Net	12,439	(3,664)
EBIT (c)	$288,533	$255,496

(a) The presentation includes a reconciliation of Income (Loss) Before Income Taxes, a measure defined by GAAP, to EBIT.

(b) Interest Income (Expense), Net includes the combination of Interest Income (Expense) and Investment Income (Expense), Net.

(c) EBIT is a non-GAAP measure and is defined as Earnings (Loss) Before Interest and Taxes. We evaluate the profit performance of our segments based on income before income taxes, but also look to EBIT, as a performance evaluation measure because Interest Income (Expense), Net is essentially related to corporate functions, as opposed to segment operations. We believe EBIT is useful to investors for this purpose as well, using EBIT as a metric in their investment decisions. EBIT should not be considered an alternative to, or more meaningful than, income before income taxes as determined in accordance with GAAP, since EBIT omits the impact of interest in determining operating performance, which represent items necessary to our continued operations, given our level of indebtedness. Nonetheless, EBIT is a key measure expected by and useful to our fixed income investors, rating agencies and the banking community all of whom believe, and we concur, that this measure is critical to the capital markets' analysis of our segments' core operating performance. We also evaluate EBIT because it is clear that movements in EBIT impact our ability to attract financing. Our underwriters and bankers consistently require inclusion of this measure in offering memoranda in conjunction with any debt underwriting or bank financing. EBIT may not be indicative of our historical operating results, nor is it meant to be predictive of potential future results.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2023

Net Sales

	Three months ended
(in millions, except percentages)	August 31, 2023	August 31, 2022	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$782.8	$706.4	10.8%	9.5%	0.6%	0.7%
PCG Segment	378.5	363.7	4.1%	4.0%	0.8%	(0.7%)
Consumer Segment	669.6	659.5	1.5%	1.7%	0.0%	(0.2%)
SPG Segment	181.0	202.7	(10.7%)	(9.0%)	(2.2%)	0.5%
Consolidated	$2,011.9	$1,932.3	4.1%	3.9%	0.1%	0.1%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated significant organic sales growth during the first quarter of fiscal 2024 in nearly all the major business units in the segment when compared to the same quarter in the prior year. Performing particularly well were providers of restoration systems for roofing, facades, and parking structures, which benefited from a strategic focus on repair and maintenance and its differentiated service model. Concrete admixtures and repair businesses also generated growth from increased demand for engineered solutions serving infrastructure and reshoring-related projects. This increase was also facilitated by growth in Europe.

Our PCG segment generated organic sales growth during the first quarter of fiscal 2024 in nearly all the major business units in the segment when compared to the same quarter in the prior year. Performing particularly well were businesses that provide flooring systems, which benefited from increased demand for infrastructure and reshoring-related projects. This increase was also facilitated by improved pricing and strong demand internationally.

Our Consumer segment generated organic sales growth in comparison to the prior year due to improved pricing to catch up with continued cost inflation. This growth was in addition to a strong prior year comparison, when sales grew significantly as the segment began restocking retailers after raw material supply improved. Despite market share gains, this growth was partially offset by volume declines as consumer takeaway at retail slowed and customers held inventory below historical levels.

Our SPG segment experienced organic sales declines during the first quarter of fiscal 2024, driven by lower volumes at businesses supplying OEM markets which have been negatively impacted by a slowdown in the broader housing market. Additionally, customers holding inventories below historical levels and the divestiture of the non-core furniture warranty business in the third quarter of fiscal year 2023 reduced sales versus the prior period. Improved pricing partially offset these volume declines.

Gross Profit Margin Our consolidated gross profit margin of 41.2% of net sales for the first quarter of fiscal 2024 compares to a consolidated gross profit margin of 38.5% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 2.7%, or 270 basis points (“bps”), resulted primarily from selling price increases and our MAP 2025 initiatives, which resulted in incremental savings in procurement and manufacturing that favorably impacted our gross margin, in conjunction with benefits generated from the commodity cycle.

We expect gross margins to continue improving in the second quarter of fiscal 2024 due to MAP 2025 initiatives, including benefits generated from the commodity cycle.

SG&A Our consolidated SG&A expense during the period was $45.8 million higher versus the same period last year and increased to 26.4% of net sales from 25.1% of net sales for the prior year quarter. Variable costs associated with improved results, such as commission expense and bonuses, were primary drivers, along with merit increases, investments in growth initiatives, insurance costs and a $5.3 million increase in bad debt expense, which were partially offset by the $10.3 million gain on business interruption insurance proceeds received during the quarter as described above in Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements.

Our CPG segment SG&A was approximately $30.4 million higher for the first quarter of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was mainly due to variable costs associated with improved results such as commissions and bonuses, along with merit increases.

Our PCG segment SG&A was approximately $20.0 million higher for the first quarter of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions as a result of improved results as well as merit increases, increased bad debt expense and the $4.5 million loss on the sale of USL's Bridgecare services division during the quarter as described above in Note 3, "Restructuring," to the Consolidated Financial Statements.

Our Consumer segment SG&A decreased by approximately $4.3 million during the first quarter of fiscal 2024 versus the same period last year and decreased as a percentage of net sales. The quarter-over-quarter decrease in SG&A was primarily attributable to the $10.3 million gain on business interruption insurance and a reduction in variable distribution costs, partially offset by merit increases.

Our SPG segment SG&A decreased approximately $0.3 million during the first quarter of fiscal 2024 versus the comparable prior year period but increased as a percentage of net sales. The decrease in SG&A expense is attributable to the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, along with a reduction in bonuses, partially offset by investments in strategic initiatives.

SG&A expenses in our corporate/other category during the first quarter of fiscal 2024 were consistent with last year’s first quarter. This was mainly due to reduced professional fees related to our MAP 2025 operational improvement initiatives, offset by increased insurance costs and IT expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2023 and 2022, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	August 31, 2023	August 31, 2022	Change
Service cost	$12.4	$12.2	$0.2
Interest cost	11.3	9.3	2.0
Expected return on plan assets	(12.9)	(11.3)	(1.6)
Amortization of:
Prior service (credit)	-	(0.1)	0.1
Net actuarial losses recognized	4.4	4.6	(0.2)
Total Net Periodic Pension & Postretirement Benefit Costs	$15.2	$14.7	$0.5

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

We recorded $6.5 million of restructuring charges during the three months ended August 31, 2023 related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency. For the three months ended August 31, 2023, we incurred $1.9 million related to severance and benefit costs and $4.6 related to other restructuring costs associated with MAP 2025. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025. For the three months ended August 31, 2022, we incurred $1.4 million of restructuring costs associated with MAP to Growth. We did not incur any restructuring costs associated with MAP to Growth for the three months ended August 31, 2023, and we do not expect to incur any further costs associated with this restructuring plan.

We currently expect to incur approximately $16.6 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	August 31, 2023	August 31, 2022
Interest expense	$31.8	$26.7
Average interest rate (a)	4.71%	3.50%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.4
Non-acquisition-related average borrowings	(3.3)
Change in average interest rate	8.0
Total Change in Interest Expense	$5.1

Investment (Income) Expense, Net

See Note 5, “Investment (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Other Expense, Net

See Note 6, “Other Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	August 31, 2023	% of net sales	August 31, 2022	% of net sales
CPG Segment	$140.5	17.9%	$106.8	15.1%
PCG Segment	44.8	11.8%	49.3	13.6%
Consumer Segment	131.8	19.7%	116.7	17.7%
SPG Segment	16.4	9.1%	27.9	13.8%
Non-Op Segment	(64.3)	—	(75.6)	—
Consolidated	$269.2		$225.1

Our CPG segment results reflect volume growth, which resulted in improved fixed-cost utilization, and MAP 2025 benefits, including benefits generated from the commodity cycle. Our PCG segment results reflect the $4.5 million loss on the sale of USL's Bridgecare services division during the quarter, the impairment of an indefinite-lived intangible asset, and increased bad debt expense, partially offset by MAP 2025 benefits, particularly, commercial excellence programs in Europe, improved pricing and benefits generated from the commodity cycle. Our Consumer segment results reflect improved pricing, improved operating efficiencies related to MAP 2025 and the $10.3 million gain on business interruption insurance proceeds received during the quarter, partially offset by raw material inflation. Our SPG segment results reflect the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, unfavorable sales mix, incremental costs from investments in growth initiatives, and reduced fixed cost leverage at plants as a result of reduced volumes. Our Non-Op segment results reflect the favorable swing in investment returns and decreased professional fees, partially offset by increased interest expense.

Income Tax Rate The effective income tax rate of 25.2% for the three months ended August 31, 2023 compares to the effective income tax rate of 24.8% for the three months ended August 31, 2022. The effective income tax rates for the presented periods reflect variances from the 21% statutory rate due primarily to the impact of state and local income taxes, non-deductible business expenses and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the tax rate for the current period reflects incremental tax expense related to increases to our net deferred tax liability for unremitted foreign earnings and our liability for uncertain tax positions, partially offset by a favorable adjustment related to U.S. foreign tax credits.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	August 31, 2023	% of net sales	August 31, 2022	% of net sales
Net income	$201.3	10.0%	$169.3	8.8%
Net income attributable to RPM International Inc. stockholders	201.1	10.0%	169.0	8.8%
Diluted earnings per share	1.56		1.31

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2024 Compared with Fiscal 2023

Operating Activities

Approximately $359.2 million of cash was provided by operating activities during the first three months of fiscal 2024, compared with $23.6 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $32.0 million during the first three months of fiscal 2024 versus the same period during fiscal 2023.

During the first three months of fiscal 2024, the change in accounts receivable provided approximately $88.0 million more cash than the first three months of fiscal 2023. This was primarily due to the timing of sales in our Consumer segment, which generated stronger sales in the fourth quarter of fiscal 2023, compared to the first quarter of fiscal 2024, resulting in strong collections in the current period. Average days sales outstanding (“DSO”) at August 31, 2023, increased slightly to 64.3 days from 64.0 days at August 31, 2022.

During the first three months of fiscal 2024, the change in inventory used approximately $170.5 million less cash compared to spending during the same period a year ago as a result of our operating segments continuing to reduce inventory purchases and use safety stock built up in prior periods in response to supply chain outages and raw material inflation. Average days of inventory outstanding (“DIO”) at August 31, 2023 decreased to 85.1 days from 96.5 days at August 31, 2022.

The change in accounts payable during the first three months of fiscal 2024 used approximately $3.7 million less cash than during the first three months of fiscal 2023. Average days payables outstanding (“DPO”) decreased by approximately 6.6 days to 79.7 days at August 31, 2023 from 86.3 days at August 31, 2022.

Investing Activities

For the first three months of fiscal 2024, cash used for investing activities decreased by $34.9 million to $61.5 million as compared to $96.4 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by a $32.3 million decrease in cash used for business acquisitions.

We paid for capital expenditures of $52.2 million and $57.8 million during the first three months of fiscal 2024 and fiscal 2023, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives in fiscal 2024 to expand capacity and improve operational efficiencies.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2023 and May 31, 2023, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $160.2 million and $148.3 million, respectively.

As of August 31, 2023, approximately $222.8 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $196.8 million at May 31, 2023. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first three months of fiscal 2024, financing activities used $274.3 million of cash, which compares to cash provided by financing activities of $79.7 million during the first three months of fiscal 2023. The overall increase in cash used for financing activities was driven principally by debt-related activities. During the first three months of fiscal 2024, we repaid the $175.0 million outstanding on our accounts receivable securitization program ("AR Program"), compared to borrowings of $250.0 million in the prior year period. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.23 billion and $1.03 billion as of August 31, 2023 and May 31, 2023, respectively.

Revolving Credit Agreement

During the quarter ended August 31, 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027 and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or benchmark interest rate (i.e. the adjusted Secured Overnight Financing Rate (SOFR) for USD denominated debt), as defined, at our option, plus a spread determined by our debt rating. The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

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

As of August 31, 2023, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 2.05 to 1.00, while our Interest Coverage Ratio was 9.09 to 1.00. As of August 31, 2023, we had $743.8 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of August 31, 2023, we did not have an outstanding balance under our AR Program, compared to the maximum availability of $250.0 million. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2023.

Term Loan Facility Credit Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The term loan contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2023.

Refer to Note G, "Borrowings," to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for more comprehensive details on the significant components of our debt.

Stock Repurchase Program

See Note 9, “Stock Repurchase Program,” to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital, and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives and the ability to identify additional cost savings opportunities; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to a public health crisis similar to the Covid pandemic; (l) risks related to acts of war similar to the Russian invasion of Ukraine; (m) risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; (n) risks related to our use of technology, artificial intelligence, data breaches and data privacy violations; and (o) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2023, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Proceedings

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2023.

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the first quarter of fiscal 2024:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2023 through June 30, 2023	3,301	$80.05	-
July 1, 2023 through July 31, 2023	103,224	$93.38	-
August 1, 2023 through August 31, 2023	170,322	$102.33	122,425
Total - First Quarter	276,847	$98.73	122,425

(1) All of the 154,422 shares of common stock that were disposed of back to us during the three-month period ended August 31, 2023 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $304.8 million at August 31, 2023. Refer to Note 9, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, has been formatted in Inline XBRL

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

Dated: October 4, 2023