Form 10-Q
period 2023-11-30
RPM INTERNATIONAL INC/DE/
filed 2024-01-04
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023,

or

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

As of December 27, 2023, the registrant had 128,872,166 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2023	May 31, 2023
Assets
Current Assets
Cash and cash equivalents	$262,746	$215,787
Trade accounts receivable (less allowances of $57,448 and $49,482, respectively)	1,233,340	1,503,040
Inventories	1,102,815	1,135,496
Prepaid expenses and other current assets	320,106	329,845
Total current assets	2,919,007	3,184,168
Property, Plant and Equipment, at Cost	2,407,579	2,332,916
Allowance for depreciation	(1,154,468)	(1,093,440)
Property, plant and equipment, net	1,253,111	1,239,476
Other Assets
Goodwill	1,311,653	1,293,588
Other intangible assets, net of amortization	533,659	554,991
Operating lease right-of-use assets	324,272	329,582
Deferred income taxes	25,201	15,470
Other	170,474	164,729
Total other assets	2,365,259	2,358,360
Total Assets	$6,537,377	$6,782,004
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$650,771	$680,938
Current portion of long-term debt	5,548	178,588
Accrued compensation and benefits	204,921	257,328
Accrued losses	34,881	26,470
Other accrued liabilities	358,234	347,477
Total current liabilities	1,254,355	1,490,801
Long-Term Liabilities
Long-term debt, less current maturities	2,246,834	2,505,221
Operating lease liabilities	278,028	285,524
Other long-term liabilities	298,257	267,111
Deferred income taxes	97,349	90,347
Total long-term liabilities	2,920,468	3,148,203
Contingencies and Accrued Losses (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 145,708 and outstanding 128,872 as of November 30, 2023; issued 145,124 and outstanding 128,766 as of May 31, 2023	1,289	1,288
Paid-in capital	1,141,970	1,124,825
Treasury stock, at cost	(830,402)	(784,463)
Accumulated other comprehensive (loss)	(589,690)	(604,935)
Retained earnings	2,637,387	2,404,125
Total RPM International Inc. stockholders' equity	2,360,554	2,140,840
Noncontrolling Interest	2,000	2,160
Total equity	2,362,554	2,143,000
Total Liabilities and Stockholders' Equity	$6,537,377	$6,782,004

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2023	2022	2023	2022
Net Sales	$1,792,275	$1,791,708	$3,804,132	$3,724,028
Cost of Sales	1,044,047	1,101,317	2,227,287	2,289,166
Gross Profit	748,228	690,391	1,576,845	1,434,862
Selling, General and Administrative Expenses	523,289	490,607	1,054,321	975,812
Restructuring Expense	1,239	1,272	7,737	2,626
Interest Expense	30,348	27,918	62,166	54,629
Investment (Income), Net	(5,289)	(6,851)	(17,728)	(3,187)
Other Expense, Net	2,817	2,310	5,371	4,726
Income Before Income Taxes	195,824	175,135	464,978	400,256
Provision for Income Taxes	50,009	43,593	117,850	99,435
Net Income	145,815	131,542	347,128	300,821
Less: Net Income Attributable to Noncontrolling Interests	310	198	541	464
Net Income Attributable to RPM International Inc. Stockholders	$145,505	$131,344	$346,587	$300,357
Average Number of Shares of Common Stock Outstanding:
Basic	127,758	127,585	127,816	127,600
Diluted	128,249	128,911	128,312	128,887
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.13	$1.02	$2.70	$2.34
Diluted	$1.13	$1.02	$2.69	$2.33

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2023	2022	2023	2022
Net Income	$145,815	$131,542	$347,128	$300,821
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(44)	9,172	8,809	(69,783)
Pension and other postretirement benefit liability adjustments, net of tax	3,446	3,549	6,610	7,821
Unrealized gain (loss) on securities, net of tax	94	(234)	(163)	(574)
Unrealized (loss) on derivatives, net of tax	-	(604)	-	(1,211)
Total other comprehensive income (loss)	3,496	11,883	15,256	(63,747)
Total Comprehensive Income	149,311	143,425	362,384	237,074
Less: Comprehensive Income Attributable to Noncontrolling Interests	307	222	552	426
Comprehensive Income Attributable to RPM International Inc. Stockholders	$149,004	$143,203	$361,832	$236,648

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$347,128	$300,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,177	76,750
Deferred income taxes	(5,574)	(4,196)
Stock-based compensation expense	17,147	16,877
Net (gain) loss on marketable securities	(6,226)	2,812
Net loss on sales of assets and businesses	3,623	-
Other	4,007	(104)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	272,262	72,931
Decrease (increase) in inventory	37,243	(189,487)
Decrease (increase) in prepaid expenses and other current and long-term assets	21,260	(23,025)
(Decrease) in accounts payable	(11,806)	(95,502)
(Decrease) in accrued compensation and benefits	(53,980)	(62,724)
Increase in accrued losses	8,332	1,465
Increase in other accrued liabilities	50,188	94,297
Cash Provided by Operating Activities	767,781	190,915
Cash Flows from Investing Activities:
Capital expenditures	(89,300)	(113,463)
Acquisition of businesses, net of cash acquired	(15,404)	(47,542)
Purchase of marketable securities	(22,057)	(10,309)
Proceeds from sales of marketable securities	13,796	7,071
Other	1,326	236
Cash (Used for) Investing Activities	(111,639)	(164,007)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	-	517,785
Reductions of long-term and short-term debt	(449,485)	(351,795)
Cash dividends	(113,325)	(105,640)
Repurchases of common stock	(25,000)	(25,000)
Shares of common stock returned for taxes	(20,689)	(14,825)
Payments of acquisition-related contingent consideration	(1,082)	(3,705)
Other	(713)	(2,627)
Cash (Used for) Provided by Financing Activities	(610,294)	14,193
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,111	(10,655)
Net Change in Cash and Cash Equivalents	46,959	30,446
Cash and Cash Equivalents at Beginning of Period	215,787	201,672
Cash and Cash Equivalents at End of Period	$262,746	$232,118
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$61,586	$52,256
Income Taxes, net of refunds	$124,518	$84,034
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$12,463	$8,879

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000
Net income	-	-	-	-	-	201,082	201,082	231	201,313
Other comprehensive income	-	-	-	-	11,746	-	11,746	14	11,760
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,065)	(54,065)	-	(54,065)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(712)	(712)
Share repurchases under repurchase program	(122)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	318	3	9,115	(15,078)	-	-	(5,960)	-	(5,960)
Balance at August 31, 2023	128,962	$1,290	$1,133,941	$(812,041)	$(593,189)	$2,551,142	$2,281,143	$1,693	$2,282,836
Net income	-	-	-	-	-	145,505	145,505	310	145,815
Other comprehensive income (loss)	-	-	-	-	3,499	-	3,499	(3)	3,496
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(59,260)	(59,260)	-	(59,260)
Share repurchases under repurchase program	(132)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	42	-	8,028	(5,861)	-	-	2,167	-	2,167
Balance at November 30, 2023	128,872	$1,289	$1,141,970	$(830,402)	$(589,690)	$2,637,387	$2,360,554	$2,000	$2,362,554

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828
Net income	-	-	-	-	-	169,013	169,013	266	169,279
Other comprehensive (loss)	-	-	-	-	(75,568)	-	(75,568)	(62)	(75,630)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,420)	(51,420)	-	(51,420)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(60)	(60)
Share repurchases under repurchase program	(303)	(3)	3	(25,000)	-	-	(25,000)	-	(25,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	203	2	9,061	(12,458)	-	-	(3,395)	-	(3,395)
Balance at August 31, 2022	129,099	$1,291	$1,105,211	$(754,477)	$(612,905)	$2,256,939	$1,996,059	$1,543	$1,997,602
Net income	-	-	-	-	-	131,344	131,344	198	131,542
Other comprehensive income	-	-	-	-	11,859	-	11,859	24	11,883
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,220)	(54,220)	-	(54,220)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(141)	(141)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(9)	-	7,814	(2,395)	-	-	5,419	-	5,419
Balance at November 30, 2022	129,090	$1,291	$1,113,025	$(756,872)	$(601,046)	$2,334,063	$2,090,461	$1,624	$2,092,085

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2023, and November 30, 2022. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2023.

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

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three-month periods ending August 31, November 30, and May 31, respectively, with weaker performance in our third fiscal quarter (December through February).

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Pronouncements Adopted

We have not adopted any Accounting Standard Updates (“ASU”) during fiscal 2024 that have a material impact on our Consolidated Financial Statements.

New Pronouncements Issued

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The guidance makes several other changes to income tax disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

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

During 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which is referred to as the 2020 Margin Acceleration Plan (“MAP to Growth”). We incurred $1.2 million and $2.6 million of restructuring costs associated with this plan for the three and six months ended November 30, 2022, respectively. We did not incur any restructuring costs for the three and six months ended November 30, 2023, and we do not expect to incur any further costs associated with this plan.

In August 2022, we approved and announced our Margin Achievement Plan 2025 (“MAP 2025”), which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date.

The current total expected costs associated with this plan are outlined below and increased approximately $16.5 million compared to our previous estimate, attributable to increases in expected severance and benefit charges of $1.0 million and expected facility closure and other related costs of $15.5 million. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

USL Restructuring

As previously disclosed during fiscal 2023, due to the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the Universal Sealants (“USL”) reporting unit within our PCG segment and explore strategic alternatives for our USL infrastructure services business within the United Kingdom. During the three-month period ended August 31, 2023, we recognized a loss on sale of $4.5 million in connection with the divestiture of USL’s Bridgecare services division. The Bridgecare division is a contracting business focused on the installation of joints and waterproofing in the United Kingdom. The loss on this sale is included in selling, general and administrative ("SG&A") expenses in our Consolidated Statements of Income and net loss on sales of assets and businesses in our Consolidated Statements of Cash Flows.

Additionally, during the three-month period ended August 31, 2023, in connection with MAP 2025, we realigned certain businesses and management structures within our segments. Within our PCG segment, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units. As a result of this change in our market strategy, we performed an interim impairment assessment of the USL indefinite-lived tradename. Calculating the fair value of the USL’s indefinite-lived tradename required the use of various estimates and assumptions. We estimated the fair value of USL’s indefinite-lived tradename by applying a relief-from-royalty calculation, which included discounted future cash flows related to projected revenues impacted by this decision. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data. As the carrying amount of the tradename exceeded its fair value, an impairment loss of $3.3 million was recorded for the three months ended August 31, 2023. This impairment loss was classified as restructuring expense within our PCG segment. No such impairment loss was recorded for the three months ended November 30, 2023.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment as well as the total expected costs related to projects identified to date:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
(In thousands)	November 30, 2023	November 30, 2023	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$387	$802	$6,894	$17,110
Facility closure and other related costs	-	-	-	15,304
Total Charges	$387	$802	$6,894	$32,414

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$213	$1,044	$2,192	$2,369
Facility closure and other related costs	93	123	123	1,123
Other restructuring costs (a)	-	4,555	7,092	7,092
Total Charges	$306	$5,722	$9,407	$10,584

Consumer Segment:
Severance and benefit costs	$35	$35	$542	$542
Facility closure and other related costs	-	14	635	635
Total Charges	$35	$49	$1,177	$1,177

Specialty Products Group ("SPG") Segment:
Severance and benefit costs	$482	$1,135	$1,940	$2,290
Facility closure and other related costs	29	29	29	4,828
Total Charges	$511	$1,164	$1,969	$7,118

Corporate/Other Segment:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$1,117	$3,016	$11,518	$22,261
Facility closure and other related costs	122	166	787	21,890
Other restructuring costs	-	4,555	7,092	7,092
Total Charges	$1,239	$7,737	$19,397	$51,243
(a)
Of the $4.6 million of other restructuring costs incurred for the six-month period ending November 30, 2023, $3.3 million is associated with the impairment of an indefinite-lived tradename described above.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at August 31, 2023	$2,510	$-	$-	$2,510
Additions charged to expense	1,117	122	-	1,239
Cash payments charged against reserve	(884)	(122)	-	(1,006)
Non-cash charges and other adjustments	62	-	-	62
Balance at November 30, 2023	$2,805	$-	$-	$2,805

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	3,016	166	4,555	7,737
Cash payments charged against reserve	(2,945)	(166)	-	(3,111)
Non-cash charges and other adjustments	17	-	(4,555)	(4,538)
Balance at November 30, 2023	$2,805	$-	$-	$2,805

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,881	$-	$26,881
Corporate bonds	-	137	-	137
Total available-for-sale debt securities	-	27,018	-	27,018
Marketable equity securities:
Stocks – foreign	1,146	-	-	1,146
Stocks – domestic	9,791	-	-	9,791
Mutual funds – foreign	-	42,103	-	42,103
Mutual funds – domestic	-	82,025	-	82,025
Total marketable equity securities	10,937	124,128	-	135,065
Contingent consideration	-	-	(2,298)	(2,298)
Total	$10,937	$151,146	$(2,298)	$159,785

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$27,021	$-	$27,021
Corporate bonds	-	141	-	141
Total available-for-sale debt securities	-	27,162	-	27,162
Marketable equity securities:
Stocks – foreign	786	-	-	786
Stocks – domestic	5,009	-	-	5,009
Mutual funds – foreign	-	40,074	-	40,074
Mutual funds – domestic	-	75,284	-	75,284
Total marketable equity securities	5,795	115,358	-	121,153
Contingent consideration	-	-	(2,686)	(2,686)
Total	$5,795	$142,520	$(2,686)	$145,629

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first half of fiscal 2024, we paid approximately $1.1 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first half of fiscal 2023, we recorded an increase in the accrual for approximately $2.1 million related to acquisitions and paid approximately $10.3 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2023. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within other accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2023 and May 31, 2023, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our cash and cash equivalents and long-term debt as of November 30, 2023 and May 31, 2023 are as follows:

	At November 30, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$262,746	$262,746
Long-term debt, including current portion	2,252,382	2,064,051

	At May 31, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$215,787	$215,787
Long-term debt, including current portion	2,683,809	2,490,863

NOTE 5 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2023	2022	2023	2022
Interest (income)	$(4,897)	$(2,389)	$(10,348)	$(4,539)
Net loss (gain) on marketable securities	225	(3,794)	(6,226)	2,812
Dividend (income)	(617)	(668)	(1,154)	(1,460)
Investment (income), net	$(5,289)	$(6,851)	$(17,728)	$(3,187)

Net Loss (Gain) on Marketable Securities

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2023	2022	2023	2022
Unrealized losses (gains) on marketable equity securities	$103	$(3,754)	$(6,424)	$2,759
Realized losses (gains) on marketable equity securities	87	(40)	132	89
Realized losses (gains) on available-for-sale debt securities	35	-	66	(36)
Net loss (gain) on marketable securities	$225	$(3,794)	$(6,226)	$2,812

NOTE 6 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2023	2022	2023	2022
Pension non-service costs	$2,785	$2,486	$5,566	$5,002
Other	32	(176)	(195)	(276)
Other expense, net	$2,817	$2,310	$5,371	$4,726

NOTE 7 — INCOME TAXES

The effective income tax rate of 25.5% for the three months ended November 30, 2023 compares to the effective income tax rate of 24.9% for the three months ended November 30, 2022. The effective income tax rates for the three-month periods ended November 30, 2023 and 2022 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

The effective income tax rate of 25.3% for the six months ended November 30, 2023 compares to the effective income tax rate of 24.8% for the six months ended November 30, 2022. The effective income tax rates for the six-month periods ended November 30, 2023 and 2022 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective tax rate for the six-month period ended November 30, 2023 reflects incremental tax expense related to increases to our net deferred income tax liability for unremitted earnings and our liability for uncertain tax positions, partially offset by favorable adjustments for U.S. foreign tax credits.

Our deferred tax liability for unremitted foreign earnings was $5.4 million as of November 30, 2023, which represents our estimate of the net tax cost associated with the remittance of $290.3 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2023. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	November 30, 2023	May 31, 2023
Raw material and supplies	$405,098	$451,504
Finished goods	697,717	683,992
Total Inventory, Net of Reserves	$1,102,815	$1,135,496

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

During the three months ended November 30, 2023, we repurchased 131,858 shares of our common stock at a cost of approximately $12.5 million, or an average of $94.80 per share. During the three months ended November 30, 2022, we did not repurchase any shares of our common stock under this program. During the six months ended November 30, 2023, we repurchased 254,283 shares of our common stock at a cost of approximately $25.0 million, or an average of $98.32 per share. During the six months ended November 30, 2022, we repurchased 303,079 shares of our common stock at a cost of approximately $25.0 million, or an average of $82.49 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $292.3 million at November 30, 2023.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended November 30, 2023	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at August 31, 2023	$(456,536)	$(145,600)	$11,405	$(2,458)	$(593,189)
Current period comprehensive (loss) income	(673)	-	-	150	(523)
Income taxes associated with current period comprehensive income (loss)	632	-	-	(16)	616
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,500	-	(45)	4,455
Income taxes reclassified into earnings	-	(1,054)	-	5	(1,049)
Balance at November 30, 2023	$(456,577)	$(142,154)	$11,405	$(2,364)	$(589,690)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended November 30, 2022	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at August 31, 2022	$(474,367)	$(149,111)	$12,565	$(1,992)	$(612,905)
Current period comprehensive (loss) income	8,579	-	-	(331)	8,248
Income taxes associated with current period comprehensive income (loss)	570	-	-	117	687
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,623	(605)	(20)	3,998
Income taxes reclassified into earnings	-	(1,074)	-	-	(1,074)
Balance at November 30, 2022	$(465,218)	$(145,562)	$11,960	$(2,226)	$(601,046)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Six Months Ended November 30, 2023	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)
Current period comprehensive (loss) income	9,117	-	-	67	9,184
Income taxes associated with current period comprehensive income (loss)	(319)	-	-	(61)	(380)
Amounts reclassified from accumulated other comprehensive income (loss)	-	8,622	-	(179)	8,443
Income taxes reclassified into earnings	-	(2,012)	-	10	(2,002)
Balance at November 30, 2023	$(456,577)	$(142,154)	$11,405	$(2,364)	$(589,690)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Six Months Ended November 30, 2022	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2022	$(395,473)	$(153,383)	$13,171	$(1,652)	$(537,337)
Current period comprehensive (loss) income	(71,936)	-	-	(802)	(72,738)
Income taxes associated with current period comprehensive income (loss)	2,191	-	-	211	2,402
Amounts reclassified from accumulated other comprehensive income (loss)	-	10,326	(1,211)	22	9,137
Income taxes reclassified into earnings	-	(2,505)	-	(5)	(2,510)
Balance at November 30, 2022	$(465,218)	$(145,562)	$11,960	$(2,226)	$(601,046)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three- and six-month periods ended November 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$145,505	$131,344	$346,587	$300,357
Less: Allocation of earnings and dividends to participating securities	(707)	(676)	(1,597)	(1,466)
Net income available to common shareholders - basic	144,798	130,668	344,990	298,891
Reverse: Allocation of earnings and dividends to participating securities	-	676	-	1,466
Add: Undistributed earnings reallocated to unvested shareholders	2	-	4	-
Net income available to common shareholders - diluted	$144,800	$131,344	$344,994	$300,357
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,758	127,585	127,816	127,600
Average diluted options and awards	491	1,326	496	1,287
Total shares for diluted earnings per share (1)	128,249	128,911	128,312	128,887
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.13	$1.02	$2.70	$2.34
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.13	$1.02	$2.69	$2.33
Method used to calculate diluted earnings per share	Two-class	Treasury	Two-class	Treasury

(1) For the three and six months ended November 30, 2023, approximately 360,000 and 280,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the three and six months ended November 30, 2022, approximately 700,000 and 720,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and six-month periods ended November 30, 2023 and 2022:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2023	2022	2023	2022
Service cost	$10,913	$10,890	$887	$951
Interest cost	8,992	7,173	1,935	1,728
Expected return on plan assets	(10,518)	(9,536)	(2,400)	(1,727)
Amortization of:
Prior service cost (credit)	1	-	(31)	(27)
Net actuarial losses recognized	4,205	4,487	209	125
Net Periodic Benefit Cost	$13,593	$13,014	$600	$1,050

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2023	2022	2023	2022
Service cost	$-	$-	$569	$287
Interest cost	22	21	390	368
Amortization of:
Prior service (credit)	-	(30)	-	-
Net actuarial (gains) losses recognized	(4)	11	(12)	(14)
Net Periodic Benefit Cost	$18	$2	$947	$641

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2023	2022	2023	2022
Service cost	$21,826	$21,780	$1,774	$1,902
Interest cost	17,984	14,346	3,870	3,456
Expected return on plan assets	(21,036)	(19,072)	(4,800)	(3,454)
Amortization of:
Prior service cost (credit)	2	-	(62)	(54)
Net actuarial losses recognized	8,410	8,974	418	250
Net Periodic Benefit Cost	$27,186	$26,028	$1,200	$2,100

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2023	2022	2023	2022
Service cost	$-	$-	$1,138	$574
Interest cost	44	42	780	736
Amortization of:
Prior service (credit)	-	(60)	-	-
Net actuarial (gains) losses recognized	(8)	22	(24)	(28)
Net Periodic Benefit Cost	$36	$4	$1,894	$1,282

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2023, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2023	2022	2023	2022
Beginning Balance	$12,002	$12,500	$11,776	$10,905
Deductions (1)	(9,977)	(8,160)	(17,384)	(14,504)
Provision charged to expense	10,626	7,169	18,259	15,108
Ending Balance	$12,651	$11,509	$12,651	$11,509

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

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor was also entitled to seek recovery of some portion of its attorneys’ fees and costs. On July 3, 2023, the Ninth Circuit Court of Appeals issued its decision rejecting the distributor's arguments and denying all appellate relief to the distributor, which also rendered our cross-appeal moot. On November 15, 2023, the U.S. District Court for the Eastern District of California issued an order awarding the distributor approximately $4.4 million in connection with attorney's fees and costs the distributor allegedly incurred throughout the duration of this legal action. As a result of this order, we increased our accrual to $10.4 million. We strongly disagree with the District Court's decision, and timely filed an appeal of its order with the Ninth Circuit Court of Appeals. We incurred SG&A expense of $4.0 million and $4.4 million for the three- and six-month periods ending November 30, 2023, respectively, related to this matter. This contingency remains a liability of the Company.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. During the first half of fiscal 2024 the Consumer segment recovered $11.1 million from insurance. These proceeds were recorded as a gain of $0.8 million and $11.1 million for the three- and six-month periods ending November 30, 2023, respectively. The insurance gain is recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	November 30, 2023	May 31, 2023	$ Change	% Change
Trade accounts receivable, less allowances	$1,233,340	$1,503,040	$(269,700)	(17.9%)

Contract assets	$52,603	$49,188	$3,415	6.9%
Contract liabilities - short-term	(42,855)	(42,396)	(459)	1.1%
Net Contract Assets	$9,748	$6,792	$2,956

The $3.0 million increase in our net contract assets from May 31, 2023 to November 30, 2023, resulted primarily due to the timing of construction jobs in progress at November 30, 2023 versus May 31, 2023. During the three- and six-month periods ending November 30, 2023 we recognized $7.2 million and $28.5 million of revenue, which is included in contract liabilities as of May 31, 2023. During the three- and six-month periods ending November 30, 2022 we recognized $5.5 million and $18.4 million of revenue, which is included in contract liabilities as of May 31, 2022.

We also record long-term deferred revenue, which amounted to $79.5 million and $76.6 million as of November 30, 2023 and May 31, 2023, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and six months ended November 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2023	2022	2023	2022
Beginning Balance	$56,584	$46,775	$49,482	$46,669
Bad debt provision	2,892	5,116	10,588	7,523
Uncollectible accounts written off, net of recoveries	(2,033)	(4,238)	(2,815)	(4,905)
Translation adjustments	5	388	193	(1,246)
Ending Balance	$57,448	$48,041	$57,448	$48,041

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

Our PCG reportable segment products are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems and fiberglass reinforced plastic structures.

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

Three Months Ended November 30, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$395,961	$221,486	$469,353	$145,956	$1,232,756
Foreign
Canada	70,181	25,301	39,601	1,303	136,386
Europe	126,915	58,452	57,646	20,905	263,918
Latin America	68,693	8,572	7,127	701	85,093
Asia Pacific	-	33,852	4,960	8,117	46,929
Other Foreign	-	27,193	-	-	27,193
Total Foreign	265,789	153,370	109,334	31,026	559,519
Total	$661,750	$374,856	$578,687	$176,982	$1,792,275

Three Months Ended November 30, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$379,722	$214,738	$504,108	$179,160	$1,277,728
Foreign
Canada	65,344	22,311	44,832	1,061	133,548
Europe	115,785	57,012	49,507	20,033	242,337
Latin America	51,592	10,640	7,365	334	69,931
Asia Pacific	-	28,058	4,547	11,496	44,101
Other Foreign	-	24,063	-	-	24,063
Total Foreign	232,721	142,084	106,251	32,924	513,980
Total	$612,443	$356,822	$610,359	$212,084	$1,791,708

Six Months Ended November 30, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$905,294	$447,814	$1,020,106	$299,719	$2,672,933
Foreign
Canada	149,342	49,547	85,941	2,432	287,262
Europe	254,871	122,122	118,512	41,381	536,886
Latin America	135,032	17,713	14,142	1,316	168,203
Asia Pacific	-	63,185	9,590	13,085	85,860
Other Foreign	-	52,988	-	-	52,988
Total Foreign	539,245	305,555	228,185	58,214	1,131,199
Total	$1,444,539	$753,369	$1,248,291	$357,933	$3,804,132

Six Months Ended November 30, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$843,130	$438,408	$1,054,727	$352,023	$2,688,288
Foreign
Canada	135,482	44,973	89,082	2,047	271,584
Europe	232,980	113,720	103,125	42,158	491,983
Latin America	107,264	20,122	13,551	740	141,677
Asia Pacific	-	57,111	9,366	17,813	84,290
Other Foreign	-	46,206	-	-	46,206
Total Foreign	475,726	282,132	215,124	62,758	1,035,740
Total	$1,318,856	$720,540	$1,269,851	$414,781	$3,724,028

	Three Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Income (Loss) Before Income Taxes	2023	2022	2023	2022
CPG Segment	$98,398	$74,038	$238,850	$180,793
PCG Segment	61,502	46,709	106,323	96,110
Consumer Segment	98,066	93,873	229,895	210,562
SPG Segment	10,145	27,431	26,542	55,316
Corporate/Other	(72,287)	(66,916)	(136,632)	(142,525)
Consolidated	$195,824	$175,135	$464,978	$400,256

(In thousands)	November 30,	May 31,
Identifiable Assets	2023	2023
CPG Segment	$2,082,505	$2,206,403
PCG Segment	1,199,277	1,209,819
Consumer Segment	2,232,354	2,384,782
SPG Segment	774,212	804,762
Corporate/Other	249,029	176,238
Consolidated	$6,537,377	$6,782,004

NOTE 16 — SUBSEQUENT EVENT

On December 27, 2023, we prepaid the $250.0 million of principal outstanding on our term loan which had a maturity date of August 1, 2025.

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

Goodwill

Effective June 1, 2023, in connection with our MAP 2025 operating improvement program, we realigned certain businesses and management structures within our CPG, PCG and SPG segments. As outlined in Note 15, “Segment Information,” our CPG APAC and CPG India businesses, formerly of our Sealants reporting unit within our CPG segment, were transferred to our Platform component within our PCG segment. As a result of this change, we designated the Platform component as a separate reporting unit within our PCG segment. Additionally, within our PCG segment, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units. As a result of this change, USL was no longer designated as a separate reporting unit. Within our SPG segment, two new reporting units were formed as our former DayGlo and Kirker reporting units were combined into one reporting unit: The Color Group, and our former Wood Finishes, Kop-Coat Protection Products, TCI and Modern Recreational Technologies reporting units were combined into one reporting unit: The Industrial Coatings Group.

During the first quarter of fiscal 2024, we performed a goodwill impairment test for the reporting units affected by the business realignment and change in management structure using either a qualitative or a quantitative assessment. We concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no indications of impairment were identified as a result of these changes.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2023	2022	2023	2022
Net Sales
CPG Segment	$661,750	$612,443	$1,444,539	$1,318,856
PCG Segment	374,856	356,822	753,369	720,540
Consumer Segment	578,687	610,359	1,248,291	1,269,851
SPG Segment	176,982	212,084	357,933	414,781
Consolidated	$1,792,275	$1,791,708	$3,804,132	$3,724,028
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$98,398	$74,038	$238,850	$180,793
Interest (Expense), Net (b)	(555)	(3,796)	(3,951)	(4,576)
EBIT (c)	$98,953	$77,834	$242,801	$185,369
PCG Segment
Income Before Income Taxes (a)	$61,502	$46,709	$106,323	$96,110
Interest Income, Net (b)	1,425	332	2,549	526
EBIT (c)	$60,077	$46,377	$103,774	$95,584
Consumer Segment
Income Before Income Taxes (a)	$98,066	$93,873	$229,895	$210,562
Interest Income, Net (b)	869	1	1,619	27
EBIT (c)	$97,197	$93,872	$228,276	$210,535
SPG Segment
Income Before Income Taxes (a)	$10,145	$27,431	$26,542	$55,316
Interest Income (Expense), Net (b)	104	(7)	203	(5)
EBIT (c)	$10,041	$27,438	$26,339	$55,321
Corporate/Other
(Loss) Before Income Taxes (a)	$(72,287)	$(66,916)	$(136,632)	$(142,525)
Interest (Expense), Net (b)	(26,902)	(17,597)	(44,858)	(47,414)
EBIT (c)	$(45,385)	$(49,319)	$(91,774)	$(95,111)
Consolidated
Net Income	$145,815	$131,542	$347,128	$300,821
Add: Provision for Income Taxes	50,009	43,593	117,850	99,435
Income Before Income Taxes (a)	195,824	175,135	464,978	400,256
Interest (Expense)	(30,348)	(27,918)	(62,166)	(54,629)
Investment Income, Net	5,289	6,851	17,728	3,187
EBIT (c)	$220,883	$196,202	$509,416	$451,698

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2023

Net Sales

	Three months ended
(in millions, except percentages)	November 30, 2023	November 30, 2022	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$661.7	$612.4	8.1%	6.1%	0.6%	1.4%
PCG Segment	374.9	356.8	5.1%	5.6%	(0.5%)	0.0%
Consumer Segment	578.7	610.4	(5.2%)	(5.1%)	0.0%	(0.1%)
SPG Segment	177.0	212.1	(16.6%)	(14.6%)	(2.7%)	0.7%
Consolidated	$1,792.3	$1,791.7	0.0%	(0.3%)	(0.2%)	0.5%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated significant organic sales growth during the second quarter of fiscal 2024 in all the major business units in the segment when compared to the same quarter in the prior year. Performing particularly well were concrete admixtures and repair businesses which generated growth from increased demand for engineered solutions serving infrastructure and reshoring-related projects. Businesses serving high-performance building construction and remodeling also performed well. International growth was driven by infrastructure-related demand in Latin America and more focused sales strategies in Europe.

Our PCG segment generated sales growth during the second quarter of fiscal 2024 when compared to the same quarter in the prior year. Performing particularly well were businesses that provide turnkey flooring systems, which benefited from increased demand for reshoring-related projects. This increase was also facilitated by improved pricing and strong demand in emerging markets, partially offset by the divestiture of USL's Bridgecare services division in the first quarter of fiscal 2024.

Our Consumer segment experienced organic sales declines in the second quarter of fiscal 2024 driven by reduced DIY takeaway at retail as consumers focused spending on travel and entertainment and housing turnover hit multi-year lows. Additionally, retail customers reduced their inventory levels. This decline is in comparison to a strong prior year when sales grew 15.3%. These macroeconomic pressures were partially offset by market share gains, strength in international markets and improved pricing to catch up with cost inflation.

Our SPG segment experienced sales declines during the second quarter of fiscal 2024, which were driven by several factors. Lower volumes at businesses supplying specialty OEM markets were negatively impacted by a slowdown in the residential housing market. The divestiture of the non-core furniture warranty business in the third quarter of fiscal year 2023 also reduced sales versus the prior period. Finally, the segment's disaster restoration business benefited from the response to Hurricane Ian in the prior period, compared to limited storm activity in the current period. Improved pricing partially offset this sales decline.

Gross Profit Margin Our consolidated gross profit margin of 41.7% of net sales for the second quarter of fiscal 2024 compares to a consolidated gross profit margin of 38.5% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 3.2%, or 320 basis points (“bps”), resulted primarily from selling price increases and our MAP 2025 initiatives, which resulted in incremental savings in procurement and manufacturing that favorably impacted our gross margin, in conjunction with benefits generated from the commodity cycle.

We expect year-over-year gross margins to continue improving in the third quarter of fiscal 2024 due to MAP 2025 initiatives, including benefits generated from the commodity cycle.

SG&A Our consolidated SG&A expense during the period was $32.7 million higher versus the same period last year and increased to 29.2% of net sales from 27.3% of net sales for the prior year quarter. Variable costs associated with improved results, such as commission expense and incentives, were primary drivers, along with merit increases, increased healthcare costs, investments in growth initiatives and the $4.0 million expense related to the adverse legal ruling as described above in Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. This was partially offset by reduced professional fees and reduced SG&A related to divestitures.

Our CPG segment SG&A was approximately $28.6 million higher for the second quarter of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was mainly due to variable costs associated with improved results such as commissions and bonuses, along with merit increases and increased distribution costs.

Our PCG segment SG&A was approximately $3.4 million higher for the second quarter of fiscal 2024 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was mainly due to increased commissions as a result of improved results as well as merit increases, partially offset by decreased bad debt expense and decreased SG&A related to divestitures.

Our Consumer segment SG&A increased by approximately $1.8 million during the second quarter of fiscal 2024 versus the same period last year and increased as a percentage of net sales. The quarter-over-quarter increase in SG&A was primarily attributable to merit increases and increased insurance costs, partially offset by a decrease in incentive compensation.

Our SPG segment SG&A increased approximately $3.4 million during the second quarter of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in SG&A expense is attributable to the $4.0 million expense related to the adverse legal ruling and investments in strategic growth initiatives, partially offset by the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, along with a reduction in incentive compensation.

SG&A expenses in our corporate/other category during the second quarter of fiscal 2024 decreased approximately $4.5 million versus last year’s second quarter. This was mainly due to reduced professional fees related to our MAP 2025 operational improvement initiatives, partially offset by increased healthcare costs and IT expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended November 30, 2023 and 2022, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	November 30, 2023	November 30, 2022	Change
Service cost	$12.4	$12.2	$0.2
Interest cost	11.3	9.3	2.0
Expected return on plan assets	(12.9)	(11.3)	(1.6)
Amortization of:
Prior service (credit)	-	(0.1)	0.1
Net actuarial losses recognized	4.4	4.6	(0.2)
Total Net Periodic Pension & Postretirement Benefit Costs	$15.2	$14.7	$0.5

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

We recorded $1.2 million of restructuring charges during the three months ended November 30, 2023 related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency. For the three months ended November 30, 2023, we incurred $1.1 million related to severance and benefit costs and $0.1 million related to facility closure and other related costs associated with MAP 2025. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date.

We currently expect to incur approximately $31.8 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	November 30, 2023	November 30, 2022
Interest expense	$30.3	$27.9
Average interest rate (a)	4.81%	3.90%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.2
Non-acquisition-related average debt reduction	(3.4)
Change in average interest rate	5.6
Total Change in Interest Expense	$2.4

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other Expense, Net

See Note 6, “Other Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	November 30, 2023	% of net sales	November 30, 2022	% of net sales
CPG Segment	$98.4	14.9%	$74.0	12.1%
PCG Segment	61.5	16.4%	46.7	13.1%
Consumer Segment	98.1	16.9%	93.9	15.4%
SPG Segment	10.1	5.7%	27.4	12.9%
Non-Op Segment	(72.3)	—	(66.9)	—
Consolidated	$195.8		$175.1

Our CPG segment results reflect volume growth, which resulted in improved fixed-cost utilization, favorable mix and MAP 2025 benefits, including benefits generated from the commodity cycle. Our PCG segment results reflect positive volumes and pricing, favorable mix and improved fixed-cost leverage, which were enhanced by MAP 2025 initiatives. Our Consumer segment results reflect gross margin expansion as a result of improved operating efficiencies related to MAP 2025. Our SPG segment results reflect sales declines, the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, incremental costs from investments in growth initiatives, the $4.0 million expense related to the adverse legal ruling and reduced fixed cost leverage at plants. Our Non-Op segment results reflect the unfavorable swing in investment returns and increased interest and healthcare expense, partially offset by reduced professional fees related to our MAP 2025 operational improvement initiatives.

Income Tax Rate The effective income tax rate of 25.5% for the three months ended November 30, 2023 compares to the effective income tax rate of 24.9% for the three months ended November 30, 2022. The effective income tax rates for the three-month periods ended November 30, 2023 and 2022 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	November 30, 2023	% of net sales	November 30, 2022	% of net sales
Net income	$145.8	8.1%	$131.5	7.3%
Net income attributable to RPM International Inc. stockholders	145.5	8.1%	131.3	7.3%
Diluted earnings per share	1.13		1.02

Six Months Ended November 30, 2023

Net Sales

	Six Months Ended
(in millions, except percentages)	November 30, 2023	November 30, 2022	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$1,444.5	$1,318.8	9.5%	7.9%	0.6%	1.0%
PCG Segment	753.4	720.5	4.6%	4.8%	0.1%	(0.3%)
Consumer Segment	1,248.3	1,269.9	(1.7%)	(1.6%)	0.0%	(0.1%)
SPG Segment	357.9	414.8	(13.7%)	(11.8%)	(2.5%)	0.6%
Consolidated	$3,804.1	$3,724.0	2.2%	1.9%	0.0%	0.3%
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated significant organic sales growth during the first half of fiscal 2024 in all the major business units in the segment when compared to the same prior year period. Performing particularly well were providers of restoration systems for roofing, facades, and parking structures, which benefited from a strategic focus on repair and maintenance and its differentiated service model. Concrete admixtures and repair businesses also generated growth from increased demand for engineered solutions serving infrastructure and reshoring-related projects in addition to businesses serving high-performance building construction and remodeling. This increase was also facilitated by growth in Europe and Latin America.

Our PCG segment generated organic sales growth during the first half of fiscal 2024 when compared to the same prior year period. Performing particularly well were businesses that provide turnkey flooring systems, which benefited from increased demand for reshoring-related projects. This increase was also facilitated by improved pricing and strong demand in emerging markets.

Our Consumer segment experienced organic sales declines in the first half of fiscal 2024 driven by reduced DIY takeaway at retail as consumers focused spending on travel and entertainment and housing turnover hit multi-year lows. This decline is in comparison to a strong prior year, when sales grew 18.9%. These macroeconomic pressures were partially offset by market share gains, strength in international markets and improved pricing to catch up with cost inflation.

Our SPG segment experienced sales declines during the first half of fiscal 2024, driven by lower volumes at businesses supplying OEM markets which have been negatively impacted by a slowdown in the residential housing market. The divestiture of the non-core furniture warranty business in the third quarter of fiscal year 2023 also reduced sales versus the prior period. Finally, the segment's disaster restoration business benefited from the response to Hurricane Ian in the prior period, compared to limited storm activity in the current period. Improved pricing partially offset these volume declines.

Gross Profit Margin Our consolidated gross profit margin of 41.5% of net sales for the first half of fiscal 2024 compares to a consolidated gross profit margin of 38.5% for the comparable period a year ago. The current period gross profit margin increase of approximately 3.0%, or 300 basis points (“bps”), resulted primarily from selling price increases and our MAP 2025 initiatives, which resulted in incremental savings in procurement and manufacturing that favorably impacted our gross margin, in conjunction with benefits generated from the commodity cycle.

We expect year-over-year gross margins to continue improving in the third quarter of fiscal 2024 due to MAP 2025 initiatives, including benefits generated from the commodity cycle.

SG&A Our consolidated SG&A expense during the period was $78.5 million higher versus the same period last year and increased to 27.7% of net sales from 26.2% of net sales for the prior year period. Variable costs associated with improved results, such as commission expense and bonuses, were primary drivers, along with merit increases, investments in growth initiatives, increased insurance costs, and $4.4 million of expense related to the adverse legal ruling, which were partially offset by the $11.1 million gain on business interruption insurance proceeds received during the period, reduced professional fees and reduced SG&A related to divestitures. See Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements for additional information regarding the business interruption proceeds and adverse legal ruling.

Our CPG segment SG&A was approximately $59.0 million higher for the first half of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was mainly due to variable costs associated with improved results such as commissions and bonuses, along with merit increases and investments in growth initiatives.

Our PCG segment SG&A was approximately $23.3 million higher for the first half of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions as a result of improved results as well as merit increases, increased bad debt expense and the $4.5 million loss on the sale of USL's Bridgecare services division during the period as described above in Note 3, "Restructuring," to the Consolidated Financial Statements.

Our Consumer segment SG&A decreased by approximately $2.5 million during the first half of fiscal 2024 versus the same period last year but increased slightly as a percentage of net sales. The period-over-period decrease in SG&A was primarily attributable to the $11.1 million gain on business interruption insurance and a reduction in variable distribution costs, partially offset by merit increases and increased insurance costs.

Our SPG segment SG&A increased approximately $3.1 million during the first half of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in SG&A expense is attributable to the $4.4 million expense related to the adverse legal ruling, pay inflation and investments in strategic growth initiatives, partially offset by the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, along with a reduction in incentive compensation.

SG&A expenses in our corporate/other category during the first half of fiscal 2024 decreased by approximately $4.4 million compared to the prior year period. This was mainly due to reduced professional fees related to our MAP 2025 operational improvement initiatives, offset by increased compensation and IT expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the six months ended November 30, 2023 and 2022, as the service cost component has a significant impact on our SG&A expense:

	Six Months Ended
(in millions)	November 30, 2023	November 30, 2022	Change
Service cost	$24.7	$24.2	$0.5
Interest cost	22.7	18.6	4.1
Expected return on plan assets	(25.8)	(22.5)	(3.3)
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	8.8	9.2	(0.4)
Total Net Periodic Pension & Postretirement Benefit Costs	$30.3	$29.4	$0.9

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

We recorded $7.7 million of restructuring charges during the six months ended November 30, 2023 related to our MAP 2025 initiative. For the six months ended November 30, 2023, we incurred $3.0 million related to severance and benefit costs, $0.2 million related to facility closure and other related costs, and $4.5 million related to other restructuring costs associated with MAP 2025. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date.

We currently expect to incur approximately $31.8 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Six Months Ended
(in millions, except percentages)	November 30, 2023	November 30, 2022
Interest expense	$62.2	$54.6
Average interest rate (a)	4.76%	3.70%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.7
Non-acquisition-related average debt reduction	(6.7)
Change in average interest rate	13.6
Total Change in Interest Expense	$7.6

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other Expense, Net

See Note 6, “Other Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Six Months Ended
(in millions, except percentages)	November 30, 2023	% of net sales	November 30, 2022	% of net sales
CPG Segment	$238.9	16.5%	$180.8	13.7%
PCG Segment	106.3	14.1%	96.1	13.3%
Consumer Segment	229.9	18.4%	210.6	16.6%
SPG Segment	26.5	7.4%	55.3	13.3%
Non-Op Segment	(136.6)	—	(142.5)	—
Consolidated	$465.0		$400.3

Our CPG segment results reflect volume growth, which resulted in improved fixed-cost utilization, and MAP 2025 benefits, including benefits generated from the commodity cycle. Our PCG segment results reflect MAP 2025 benefits, improved pricing and benefits generated from the commodity cycle. This was partially offset by the $4.5 million loss on the sale of USL's Bridgecare services division during the period, the impairment of an indefinite-lived intangible asset, and increased bad debt expense. Our Consumer segment results reflect improved pricing, improved operating efficiencies related to MAP 2025 and the $11.1 million gain on business interruption insurance proceeds received during the period, partially offset by negative fixed-cost absorption. Our SPG segment results reflect the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, the $4.4 million expense related to the adverse legal ruling, unfavorable sales mix, incremental costs from investments in growth initiatives, and reduced fixed cost leverage at plants as a result of reduced volumes. Our Non-Op segment results reflect the favorable swing in investment returns and decreased professional fees, partially offset by increased interest and IT expense.

Income Tax Rate The effective income tax rate of 25.3% for the six months ended November 30, 2023 compares to the effective income tax rate of 24.8% for the six months ended November 30, 2022. The effective income tax rates for the six-month periods ended November 30, 2023, and 2022 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective tax rate for the six-month period ended November 30, 2023 reflects incremental tax expense related to increases to our net deferred income tax liability for unremitted earnings and our liability for uncertain tax positions, partially offset by favorable adjustments for U.S. foreign tax credits.

Net Income

	Six Months Ended
(in millions, except percentages and per share amounts)	November 30, 2023	% of net sales	November 30, 2022	% of net sales
Net income	$347.1	9.1%	$300.8	8.1%
Net income attributable to RPM International Inc. stockholders	346.6	9.1%	300.4	8.1%
Diluted earnings per share	2.69		2.33

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2024 Compared with Fiscal 2023

Operating Activities

Approximately $767.8 million of cash was provided by operating activities during the first half of fiscal 2024, compared with $190.9 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $46.3 million during the first half of fiscal 2024 versus the same period during fiscal 2023.

During the first half of fiscal 2024, the change in accounts receivable provided approximately $199.3 million more cash than the first half of fiscal 2023. This was primarily due to the timing of sales in our Consumer segment and improved cash collections in the current period. Average days sales outstanding (“DSO”) at November 30, 2023, decreased to 63.0 days from 64.5 days at November 30, 2022.

During the first half of fiscal 2024, the change in inventory used approximately $226.7 million less cash compared to spending during the same period a year ago as a result of our operating segments continuing to reduce inventory purchases and use safety stock built up in prior periods in response to supply chain outages and raw material inflation. Average days of inventory outstanding (“DIO”) at November 30, 2023 decreased to 86.9 days from 102.3 days at November 30, 2022.

The change in accounts payable during the first half of fiscal 2024 used approximately $83.7 million less cash than during the first half of fiscal 2023, as a result of inventory reduction driven by improved forecasting and coordination between sales and operations. Average days payables outstanding (“DPO”) decreased to 81.2 days at November 30, 2023 from 86.5 days at November 30, 2022.

Investing Activities

For the first half of fiscal 2024, cash used for investing activities decreased by $52.4 million to $111.6 million as compared to $164.0 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by a $32.1 million decrease in cash used for business acquisitions and a $24.2 million decrease in cash used for capital expenditures.

We paid for capital expenditures of $89.3 million and $113.5 million during the first half of fiscal 2024 and fiscal 2023, respectively. This reduction was the result of decreased capacity expansion projects in comparison to the prior period. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2024.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2023 and May 31, 2023, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $162.1 million and $148.3 million, respectively.

As of November 30, 2023, approximately $239.0 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $196.8 million at May 31, 2023. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first half of fiscal 2024, financing activities used $610.3 million of cash, which compares to cash provided by financing activities of $14.2 million during the first half of fiscal 2023. The overall increase in cash used for financing activities was driven principally by debt-related activities, as we repaid $175.0 million on our accounts receivable securitization program ("AR Program") and $270.2 million on our revolving credit facility during the first half of fiscal 2024. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.51 billion and $1.03 billion as of November 30, 2023 and May 31, 2023, respectively.

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

As of November 30, 2023, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 1.74 to 1.00, while our Interest Coverage Ratio was 9.24 to 1.00. As of November 30, 2023, we had $997.7 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of November 30, 2023, we did not have an outstanding balance under our AR Program, compared to the maximum availability of $250.0 million. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at November 30, 2023.

Term Loan Facility Credit Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The term loan contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at November 30, 2023.

On December 27, 2023, we prepaid the $250.0 million of principal outstanding on our term loan which had a maturity date of August 1, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the second quarter of fiscal 2024:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2023 through September 30, 2023	133,360	$94.86	131,858
October 1, 2023 through October 31, 2023	21,305	$97.06	-
November 1, 2023 through November 30, 2023	37,812	$96.20	-
Total - Second Quarter	192,477	$95.37	131,858

(1) All of the 60,619 shares of common stock that were disposed of back to us during the three-month period ended November 30, 2023 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $292.3 million at November 30, 2023. Refer to Note 9, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, has been formatted in Inline XBRL

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

Dated: January 4, 2024