Form 10-Q
period 2024-02-29
RPM INTERNATIONAL INC/DE/
filed 2024-04-04
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024,

or

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

As of March 27, 2024, the registrant had 128,762,983 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 29, 2024	May 31, 2023
Assets
Current Assets
Cash and cash equivalents	$248,905	$215,787
Trade accounts receivable (less allowances of $58,377 and $49,482, respectively)	1,072,032	1,503,040
Inventories	1,080,698	1,135,496
Prepaid expenses and other current assets	344,948	329,845
Total current assets	2,746,583	3,184,168
Property, Plant and Equipment, at Cost	2,459,045	2,332,916
Allowance for depreciation	(1,172,164)	(1,093,440)
Property, plant and equipment, net	1,286,881	1,239,476
Other Assets
Goodwill	1,309,744	1,293,588
Other intangible assets, net of amortization	523,677	554,991
Operating lease right-of-use assets	326,998	329,582
Deferred income taxes	17,517	15,470
Other	171,004	164,729
Total other assets	2,348,940	2,358,360
Total Assets	$6,382,404	$6,782,004
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$577,861	$680,938
Current portion of long-term debt	6,225	178,588
Accrued compensation and benefits	237,951	257,328
Accrued losses	30,897	26,470
Other accrued liabilities	349,015	347,477
Total current liabilities	1,201,949	1,490,801
Long-Term Liabilities
Long-term debt, less current maturities	2,187,140	2,505,221
Operating lease liabilities	278,009	285,524
Other long-term liabilities	268,940	267,111
Deferred income taxes	98,153	90,347
Total long-term liabilities	2,832,242	3,148,203
Contingencies and Accrued Losses (Note 16)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 145,729 and outstanding 128,763 as of February 29, 2024; issued 145,124 and outstanding 128,766 as of May 31, 2023	1,288	1,288
Paid-in capital	1,144,282	1,124,825
Treasury stock, at cost	(844,345)	(784,463)
Accumulated other comprehensive (loss)	(593,729)	(604,935)
Retained earnings	2,639,310	2,404,125
Total RPM International Inc. stockholders' equity	2,346,806	2,140,840
Noncontrolling Interest	1,407	2,160
Total equity	2,348,213	2,143,000
Total Liabilities and Stockholders' Equity	$6,382,404	$6,782,004

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net Sales	$1,522,982	$1,516,176	$5,327,114	$5,240,204
Cost of Sales	915,818	978,142	3,143,105	3,267,308
Gross Profit	607,164	538,034	2,184,009	1,972,896
Selling, General and Administrative Expenses	504,760	450,019	1,559,081	1,425,969
Restructuring Expense	6,359	4,154	14,096	6,780
Goodwill Impairment	-	36,745	-	36,745
Interest Expense	28,527	30,756	90,693	85,385
Investment (Income), Net	(18,665)	(2,723)	(36,393)	(5,910)
(Gain) on Sales of Assets and Business, Net	-	(25,743)	-	(25,881)
Other Expense, Net	2,602	2,339	7,973	7,065
Income Before Income Taxes	83,581	42,487	548,559	442,743
Provision for Income Taxes	22,103	15,248	139,953	114,683
Net Income	61,478	27,239	408,606	328,060
Less: Net Income Attributable to Noncontrolling Interests	279	265	820	729
Net Income Attributable to RPM International Inc. Stockholders	$61,199	$26,974	$407,786	$327,331
Average Number of Shares of Common Stock Outstanding:
Basic	127,781	127,495	127,803	127,564
Diluted	128,334	128,035	128,315	128,789
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.48	$0.21	$3.18	$2.55
Diluted	$0.47	$0.21	$3.16	$2.54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Net Income	$61,478	$27,239	$408,606	$328,060
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(7,591)	(6,935)	1,218	(76,719)
Pension and other postretirement benefit liability adjustments, net of tax	3,356	3,606	9,966	11,427
Unrealized gain (loss) on securities, net of tax	197	107	34	(467)
Unrealized (loss) on derivatives, net of tax	-	(555)	-	(1,765)
Total other comprehensive (loss) income	(4,038)	(3,777)	11,218	(67,524)
Total Comprehensive Income	57,440	23,462	419,824	260,536
Less: Comprehensive Income Attributable to Noncontrolling Interests	280	263	832	689
Comprehensive Income Attributable to RPM International Inc. Stockholders	$57,160	$23,199	$418,992	$259,847

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 29,	February 28,
	2024	2023
Cash Flows from Operating Activities:
Net income	$408,606	$328,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,656	115,186
Goodwill impairment	-	36,745
Deferred income taxes	2,190	8,506
Stock-based compensation expense	19,457	23,636
Net (gain) loss on marketable securities	(16,496)	3,241
Net loss (gain) on sales of assets and businesses	2,576	(25,881)
Other	1,244	684
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	430,512	202,742
Decrease (increase) in inventory	55,118	(142,069)
Decrease in prepaid expenses and other current and long-term assets	30,349	4,807
(Decrease) in accounts payable	(83,960)	(195,093)
(Decrease) in accrued compensation and benefits	(20,049)	(54,747)
Increase (decrease) in accrued losses	4,366	(2,119)
(Decrease) in other accrued liabilities	(19,424)	(40,690)
Cash Provided by Operating Activities	941,145	263,008
Cash Flows from Investing Activities:
Capital expenditures	(138,093)	(179,725)
Acquisition of businesses, net of cash acquired	(15,549)	(47,542)
Purchase of marketable securities	(30,591)	(13,173)
Proceeds from sales of marketable securities	22,130	9,596
Proceeds from sales of assets and businesses, net	5,749	53,318
Other	2,485	2,127
Cash (Used for) Investing Activities	(153,869)	(175,399)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	-	489,881
Reductions of long-term and short-term debt	(516,086)	(354,135)
Cash dividends	(172,601)	(159,841)
Repurchases of common stock	(37,488)	(37,500)
Shares of common stock returned for taxes	(21,949)	(15,252)
Payments of acquisition-related contingent consideration	(1,082)	(3,765)
Other	(1,586)	(2,689)
Cash (Used for) Financing Activities	(750,792)	(83,301)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,366)	(12,110)
Net Change in Cash and Cash Equivalents	33,118	(7,802)
Cash and Cash Equivalents at Beginning of Period	215,787	201,672
Cash and Cash Equivalents at End of Period	$248,905	$193,870
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$90,770	$83,248
Income Taxes, net of refunds	$172,008	$133,753
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$12,621	$12,147

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000
Net income	-	-	-	-	-	201,082	201,082	231	201,313
Other comprehensive income	-	-	-	-	11,746	-	11,746	14	11,760
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,065)	(54,065)	-	(54,065)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(712)	(712)
Share repurchases under repurchase program	(122)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	318	3	9,115	(15,078)	-	-	(5,960)	-	(5,960)
Balance at August 31, 2023	128,962	$1,290	$1,133,941	$(812,041)	$(593,189)	$2,551,142	$2,281,143	$1,693	$2,282,836
Net income	-	-	-	-	-	145,505	145,505	310	145,815
Other comprehensive income (loss)	-	-	-	-	3,499	-	3,499	(3)	3,496
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(59,260)	(59,260)	-	(59,260)
Share repurchases under repurchase program	(132)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	42	-	8,028	(5,861)	-	-	2,167	-	2,167
Balance at November 30, 2023	128,872	$1,289	$1,141,970	$(830,402)	$(589,690)	$2,637,387	$2,360,554	$2,000	$2,362,554
Net income	-	-	-	-	-	61,199	61,199	279	61,478
Other comprehensive income (loss)	-	-	-	-	(4,039)	-	(4,039)	1	(4,038)
Dividends paid ($0.46 per share)	-	-	-	-	-	(59,276)	(59,276)	-	(59,276)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(873)	(873)
Share repurchases under repurchase program	(115)	(1)	1	(12,488)	-	-	(12,488)	-	(12,488)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	6	-	2,311	(1,455)	-	-	856	-	856
Balance at February 29, 2024	128,763	$1,288	$1,144,282	$(844,345)	$(593,729)	$2,639,310	$2,346,806	$1,407	$2,348,213

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828
Net income	-	-	-	-	-	169,013	169,013	266	169,279
Other comprehensive (loss)	-	-	-	-	(75,568)	-	(75,568)	(62)	(75,630)
Dividends declared and paid ($0.40 per share)	-	-	-	-	-	(51,420)	(51,420)	-	(51,420)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(60)	(60)
Share repurchases under repurchase program	(303)	(3)	3	(25,000)	-	-	(25,000)	-	(25,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	203	2	9,061	(12,458)	-	-	(3,395)	-	(3,395)
Balance at August 31, 2022	129,099	$1,291	$1,105,211	$(754,477)	$(612,905)	$2,256,939	$1,996,059	$1,543	$1,997,602
Net income	-	-	-	-	-	131,344	131,344	198	131,542
Other comprehensive income	-	-	-	-	11,859	-	11,859	24	11,883
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,220)	(54,220)	-	(54,220)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(141)	(141)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(9)	-	7,814	(2,395)	-	-	5,419	-	5,419
Balance at November 30, 2022	129,090	$1,291	$1,113,025	$(756,872)	$(601,046)	$2,334,063	$2,090,461	$1,624	$2,092,085
Net income	-	-	-	-	-	26,974	26,974	265	27,239
Other comprehensive (loss)	-	-	-	-	(3,775)	-	(3,775)	(2)	(3,777)
Dividends paid ($0.42 per share)	-	-	-	-	-	(54,201)	(54,201)	-	(54,201)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(62)	(62)
Share repurchases under repurchase program	(143)	(2)	2	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(14)	-	6,759	(561)	-	-	6,198	-	6,198
Balance at February 28, 2023	128,933	$1,289	$1,119,786	$(769,933)	$(604,821)	$2,306,836	$2,053,157	$1,825	$2,054,982

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and nine-month periods ended February 29, 2024, and February 28, 2023. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2023.

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

During 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which is referred to as the 2020 Margin Acceleration Plan (“MAP to Growth”). We incurred $0.7 million and $3.3 million of restructuring costs associated with this plan for the three and nine months ended February 28, 2023, respectively. We did not incur any restructuring costs for the three and nine months ended February 29, 2024, and we do not expect to incur any further costs associated with this plan.

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

The current total expected costs associated with this plan are outlined below and increased approximately $8.4 million compared to our previous estimate, attributable to increases in expected severance and benefit charges of $4.9 million and expected facility closure and other related costs of $3.5 million. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the three- and nine-month periods ending February 29, 2024, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 29, 2024	February 29, 2024	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$4,034	$4,836	$10,928	$16,698
Facility closure and other related costs	163	163	163	16,435
Total Charges	$4,197	$4,999	$11,091	$33,133

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$579	$1,623	$2,771	$5,339
Facility closure and other related costs	2	125	125	1,557
Other restructuring costs (a)	-	4,555	7,092	7,092
Total Charges	$581	$6,303	$9,988	$13,988

Consumer Segment:
Severance and benefit costs	$817	$852	$1,359	$1,598
Facility closure and other related costs	18	32	653	693
Total Charges	$835	$884	$2,012	$2,291

Specialty Products Group ("SPG") Segment:
Severance and benefit costs	$639	$1,774	$2,579	$3,562
Facility closure and other related costs	107	136	136	6,688
Total Charges	$746	$1,910	$2,715	$10,250

Corporate/Other Segment:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$6,069	$9,085	$17,587	$27,147
Facility closure and other related costs	290	456	1,077	25,373
Other restructuring costs	-	4,555	7,092	7,092
Total Charges	$6,359	$14,096	$25,756	$59,612
(a)
Of the $4.6 million of other restructuring costs incurred for the nine-month period ending February 29, 2024, $3.3 million is associated with the impairment of an indefinite-lived tradename as described below in Note 4, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the three- and nine-month periods ending February 28, 2023:

	Three Months Ended	Nine Months Ended
(In thousands)	February 28, 2023	February 28, 2023
CPG Segment:
Severance and benefit costs	$324	$324
Total Charges	$324	$324

PCG Segment:
Severance and benefit costs	$573	$573
Other restructuring costs (b)	2,537	2,537
Total Charges	$3,110	$3,110

Consumer Segment:
Severance and benefit costs	$13	$13
Total Charges	$13	$13

Consolidated:
Severance and benefit costs	$910	$910
Other restructuring costs	2,537	2,537
Total Charges	$3,447	$3,447
(b)
Other restructuring costs are associated with the impairment of an indefinite-lived tradename as described below in Note 4, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at November 30, 2023	$2,805	$-	$-	$2,805
Additions charged to expense	6,069	290	-	6,359
Cash payments charged against reserve	(1,863)	(288)	-	(2,151)
Non-cash charges and other adjustments	(1)	-	-	(1)
Balance at February 29, 2024	$7,010	$2	$-	$7,012

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	9,085	456	4,555	14,096
Cash payments charged against reserve	(4,808)	(454)	-	(5,262)
Non-cash charges and other adjustments	16	-	(4,555)	(4,539)
Balance at February 29, 2024	$7,010	$2	$-	$7,012

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the nine months ended February 29, 2024 and February 28, 2023, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2023	$450,555	$161,732	$531,227	$150,074	$1,293,588
Acquisitions	11,993	-	-	-	11,993
Transfers	(11,414)	11,414	-	-	-
Translation adjustments & other	2,244	491	1,105	323	4,163
Balance as of February 29, 2024	$453,378	$173,637	$532,332	$150,397	$1,309,744

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2022	$453,651	$201,815	$515,597	$166,805	$1,337,868
Acquisitions	7,306	907	16,952	281	25,446
Divestitures	-	-	-	(15,723)	(15,723)
Impairments	-	(36,745)	-	-	(36,745)
Translation adjustments & other	(14,452)	(3,737)	(3,364)	(1,222)	(22,775)
Balance as of February 28, 2023	$446,505	$162,240	$529,185	$150,141	$1,288,071

Total accumulated goodwill impairment losses were $193.0 million at February 29, 2024 and February 28, 2023. Of the accumulated balance, $141.4 million is included in our SPG segment, $14.9 million is included in our CPG segment, and $36.7 million is included in our PCG segment. There were no impairment losses recorded during fiscal 2024.

Changes in the Composition of our Segments in the First Quarter of Fiscal 2024

Effective June 1, 2023, certain Asia Pacific businesses and management structure, formerly of our CPG segment, were transferred to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Asia Pacific. As a result of this business realignment, $11.4 million of goodwill was reassigned from the CPG segment to the PCG segment using a relative fair value allocation approach.

USL Restructuring in the First Quarter of Fiscal 2024

Effective June 1, 2023, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units within our PCG segment. As a result of this change, USL was no longer designated as a separate reporting unit and any remaining goodwill was transferred to the reporting units noted above. Additionally, during the three-month period ended August 31, 2023, we recognized a loss on sale of $4.5 million in connection with the divestiture of Universal Sealants' (USL) Bridgecare services division, which is a contracting business focused on the installation of joints and waterproofing in the U.K. The loss on this sale is included in selling, general and administrative ("SG&A") expenses in our Consolidated Statements of Income and net loss (gain) on sales of assets and businesses in our Consolidated Statements of Cash Flows.

Given these USL restructuring actions, we performed an interim impairment assessment of a remaining USL indefinite-lived tradename. Calculating the fair value of the tradename required the use of various estimates and assumptions. We estimated the fair value by applying a relief-from-royalty calculation, which included discounted future cash flows related to projected revenues impacted by this decision. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data. As the carrying amount of the tradename exceeded its fair value, an impairment loss of $3.3 million was recorded for the three months ended August 31, 2023. This impairment loss was classified as restructuring expense within our PCG segment.

USL Impairment Charges Recorded in the Third Quarter of Fiscal 2023

For the three and nine months ended February 28, 2023, we recognized $36.7 million of goodwill impairment losses, which was recorded by our PCG segment.

As part of our MAP 2025 operational improvement initiative and given the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within our PCG segment and correspondingly explored strategic alternatives for our USL infrastructure services business within the U.K., which represented approximately 30% of annual revenues of the reporting unit.

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

After recording the goodwill impairment charge of $36.7 million, $1.1 million of goodwill remained on the USL balance sheets as of February 28, 2023.

Calculating the fair value of USL’s indefinite-lived tradenames required the use of various estimates and assumptions. We estimated the fair value of USL’s indefinite-lived tradenames by applying a relief-from-royalty calculation, which included discounted future cash flows related to projected revenues for the USL tradenames impacted by this decision. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data. As the carrying amount of one of the tradenames exceeded its fair value, an impairment loss of $2.5 million was recorded for the three and nine months ended February 28, 2023. This impairment loss was classified in restructuring expense within our PCG segment.

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 29, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$27,231	$-	$27,231
Corporate bonds	-	140	-	140
Total available-for-sale debt securities	-	27,371	-	27,371
Marketable equity securities:
Stocks – foreign	1,319	-	-	1,319
Stocks – domestic	10,794	-	-	10,794
Mutual funds – foreign	-	45,225	-	45,225
Mutual funds – domestic	-	88,215	-	88,215
Total marketable equity securities	12,113	133,440	-	145,553
Contingent consideration	-	-	(2,281)	(2,281)
Total	$12,113	$160,811	$(2,281)	$170,643

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$27,021	$-	$27,021
Corporate bonds	-	141	-	141
Total available-for-sale debt securities	-	27,162	-	27,162
Marketable equity securities:
Stocks – foreign	786	-	-	786
Stocks – domestic	5,009	-	-	5,009
Mutual funds – foreign	-	40,074	-	40,074
Mutual funds – domestic	-	75,284	-	75,284
Total marketable equity securities	5,795	115,358	-	121,153
Contingent consideration	-	-	(2,686)	(2,686)
Total	$5,795	$142,520	$(2,686)	$145,629

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first nine months of fiscal 2024, we paid approximately $1.1 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first nine months of fiscal 2023, we recorded an increase in the accrual for approximately $2.1 million related to acquisitions and paid approximately $10.4 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2023. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within other accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 29, 2024 and May 31, 2023, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our cash and cash equivalents and long-term debt as of February 29, 2024 and May 31, 2023 are as follows:

	At February 29, 2024
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$248,905	$248,905
Long-term debt, including current portion	2,193,365	2,046,904

	At May 31, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$215,787	$215,787
Long-term debt, including current portion	2,683,809	2,490,863

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Interest (income)	$(5,914)	$(2,266)	$(16,262)	$(6,805)
Net (gain) loss on marketable securities	(10,270)	429	(16,496)	3,241
Dividend (income)	(2,481)	(886)	(3,635)	(2,346)
Investment (income), net	$(18,665)	$(2,723)	$(36,393)	$(5,910)

Net (Gain) Loss on Marketable Securities

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Unrealized (gains) losses on marketable equity securities	$(12,015)	$946	$(18,439)	$3,704
Realized losses (gains) on marketable equity securities	1,742	(525)	1,874	(435)
Realized losses (gains) on available-for-sale debt securities	3	8	69	(28)
Net (gain) loss on marketable securities	$(10,270)	$429	$(16,496)	$3,241

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

Guardian, headquartered in Hickory, North Carolina, was a reporting unit included in our SPG segment and is a seller of furniture protection plans and protection products for fabric, leather, and wood applications. The sale of Guardian did not represent a strategic shift that had a major effect on our operations and therefore was not presented as discontinued operations in our fiscal 2023 financial results.

NOTE 8 — OTHER EXPENSE, NET

Other expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Pension non-service costs	$2,793	$2,648	$8,359	$7,650
Other	(191)	(309)	(386)	(585)
Other expense, net	$2,602	$2,339	$7,973	$7,065

NOTE 9 — INCOME TAXES

The effective income tax rate of 26.4% for the three months ended February 29, 2024 compares to the effective income tax rate of 35.9% for the three months ended February 28, 2023. The effective income tax rates for the three-month periods ended February 29, 2024 and February 28, 2023 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Further, the effective income tax rate for the three-month period ended February 29, 2024, reflects incremental tax expense related to increases to our net deferred income tax liability for unremitted earnings, unfavorable changes in valuation allowances for certain foreign tax attribute carryforwards, and an adjustment for the tax related to the prior year sale of the furniture warranty business. Additionally, the effective tax rate for the three-month period ended February 28, 2023, reflects the unfavorable impact of a noncash impairment charge for goodwill that was nondeductible for tax purposes.

The effective income tax rate of 25.5% for the nine months ended February 29, 2024 compares to the effective income tax rate of 25.9% for the nine months ended February 28, 2023. The effective income tax rates for the nine-month periods ended February 29, 2024 and February 28, 2023 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective tax rate for the nine-month period ended February 29, 2024 reflects incremental tax expense related to increases to our net deferred income tax liability for unremitted earnings, unfavorable changes in valuation allowances for certain foreign attribute tax carryforwards, and an adjustment for the tax related to the prior year sale of the furniture warranty business. Additionally, the effective tax rate for the nine-month period ended February 28, 2023 reflects the unfavorable impact of a noncash impairment charge for goodwill that was nondeductible for tax purposes.

Our deferred tax liability for unremitted foreign earnings was $7.3 million as of February 29, 2024, which represents our estimate of the net tax cost associated with the remittance of $298.0 million of foreign earnings that are not considered to be permanently reinvested. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 29, 2024. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

NOTE 10 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	February 29, 2024	May 31, 2023
Raw material and supplies	$390,708	$451,504
Finished goods	689,990	683,992
Total Inventory, Net of Reserves	$1,080,698	$1,135,496

NOTE 11 — BORROWINGS

Term Loan Facility Credit Agreement

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

During the three months ended February 29, 2024, we repurchased 114,588 shares of our common stock at a cost of approximately $12.5 million, or an average of $108.98 per share. During the three months ended February 28, 2023, we repurchased 143,096 shares of our common stock at a cost of $12.5 million, or an average of $87.35 per share. During the nine months ended February 29, 2024, we repurchased 368,871 shares of our common stock at a cost of approximately $37.5 million, or an average of $101.63 per share. During the nine months ended February 28, 2023, we repurchased 446,175 shares of our common stock at a cost of approximately $37.5 million, or an average of $84.05 per share. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $279.8 million at February 29, 2024.

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended February 29, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at November 30, 2023	$(456,577)	$(142,154)	$11,405	$(2,364)	$(589,690)
Current period comprehensive (loss) income	(6,720)	-	-	211	(6,509)
Income taxes associated with current period comprehensive (loss) income	(872)	-	-	(8)	(880)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,391	-	(7)	4,384
Income taxes reclassified into earnings	-	(1,035)	-	1	(1,034)
Balance at February 29, 2024	$(464,169)	$(138,798)	$11,405	$(2,167)	$(593,729)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended February 28, 2023	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at November 30, 2022	$(465,218)	$(145,562)	$11,960	$(2,226)	$(601,046)
Current period comprehensive (loss) income	(7,006)	-	-	(55)	(7,061)
Income taxes associated with current period comprehensive (loss) income	72	-	-	198	270
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,738	(554)	(37)	4,147
Income taxes reclassified into earnings	-	(1,132)	-	1	(1,131)
Balance at February 28, 2023	$(472,152)	$(141,956)	$11,406	$(2,119)	$(604,821)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Nine Months Ended February 29, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)
Current period comprehensive (loss) income	2,397	-	-	289	2,686
Income taxes associated with current period comprehensive (loss) income	(1,191)	-	-	(70)	(1,261)
Amounts reclassified from accumulated other comprehensive income (loss)	-	13,013	-	(197)	12,816
Income taxes reclassified into earnings	-	(3,047)	-	12	(3,035)
Balance at February 29, 2024	$(464,169)	$(138,798)	$11,405	$(2,167)	$(593,729)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Nine Months Ended February 28, 2023	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2022	$(395,473)	$(153,383)	$13,171	$(1,652)	$(537,337)
Current period comprehensive (loss) income	(78,942)	-	-	(863)	(79,805)
Income taxes associated with current period comprehensive (loss) income	2,263	-	-	409	2,672
Amounts reclassified from accumulated other comprehensive income (loss)	-	15,064	(1,765)	(9)	13,290
Income taxes reclassified into earnings	-	(3,637)	-	(4)	(3,641)
Balance at February 28, 2023	$(472,152)	$(141,956)	$11,406	$(2,119)	$(604,821)

NOTE 14 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three- and nine-month periods ended February 29, 2024 and February 28, 2023.

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$61,199	$26,974	$407,786	$327,331
Less: Allocation of earnings and dividends to participating securities	(279)	(274)	(1,840)	(1,593)
Net income available to common shareholders - basic	60,920	26,700	405,946	325,738
Reverse: Allocation of earnings and dividends to participating securities	-	-	-	1,593
Add: Undistributed earnings reallocated to unvested shareholders	-	-	5	-
Net income available to common shareholders - diluted	$60,920	$26,700	$405,951	$327,331
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,781	127,495	127,803	127,564
Average diluted options and awards	553	540	512	1,225
Total shares for diluted earnings per share (1)	128,334	128,035	128,315	128,789
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.48	$0.21	$3.18	$2.55
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.47	$0.21	$3.16	$2.54
Method used to calculate diluted earnings per share	Two-class	Two-class	Two-class	Treasury

(1) For the three and nine months ended February 29, 2024, approximately 300,000 and 250,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the three and nine months ended February 28, 2023, approximately 680,000 shares of stock granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 15 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and nine-month periods ended February 29, 2024 and February 28, 2023:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Pension Benefits	2024	2023	2024	2023
Service cost	$10,913	$10,890	$887	$951
Interest cost	8,992	7,173	1,935	1,728
Expected return on plan assets	(10,518)	(9,536)	(2,400)	(1,727)
Amortization of:
Prior service cost (credit)	1	-	(31)	(27)
Net actuarial losses recognized	4,205	4,487	209	125
Net Periodic Benefit Cost	$13,593	$13,014	$600	$1,050

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Postretirement Benefits	2024	2023	2024	2023
Service cost	$-	$-	$569	$287
Interest cost	22	21	390	368
Amortization of:
Prior service (credit)	-	(30)	-	-
Net actuarial (gains) losses recognized	(4)	11	(12)	(14)
Net Periodic Benefit Cost	$18	$2	$947	$641

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Pension Benefits	2024	2023	2024	2023
Service cost	$32,739	$32,670	$2,661	$2,853
Interest cost	26,976	21,519	5,805	5,184
Expected return on plan assets	(31,554)	(28,608)	(7,200)	(5,181)
Amortization of:
Prior service cost (credit)	3	-	(93)	(81)
Net actuarial losses recognized	12,615	13,461	627	375
Net Periodic Benefit Cost	$40,779	$39,042	$1,800	$3,150

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Postretirement Benefits	2024	2023	2024	2023
Service cost	$-	$-	$1,707	$861
Interest cost	66	63	1,170	1,104
Amortization of:
Prior service (credit)	-	(90)	-	-
Net actuarial (gains) losses recognized	(12)	33	(36)	(42)
Net Periodic Benefit Cost	$54	$6	$2,841	$1,923

Net periodic pension cost for fiscal 2024 is similar to our fiscal 2023 cost due to higher interest costs, which are partially offset by an increase in expected return on plan assets. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2023 that we are required and expect to contribute approximately $0.7 million to our retirement plans in the U.S. and approximately $5.7 million to plans outside the U.S. during the current fiscal year and that we will evaluate whether to make additional contributions throughout fiscal 2024. As a result of this evaluation, we contributed $41.2 million to the main pension plan in the U.S. during the current quarter, which will increase our total expected U.S. contributions to $41.9 million during fiscal year 2024.

NOTE 16 — CONTINGENCIES AND ACCRUED LOSSES

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 29, 2024, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Beginning Balance	$12,651	$11,509	$11,776	$10,905
Deductions (1)	(7,479)	(5,620)	(24,863)	(20,124)
Provision charged to expense	7,297	5,558	25,556	20,666
Ending Balance	$12,469	$11,447	$12,469	$11,447

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

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor was also entitled to seek recovery of some portion of its attorneys’ fees and costs. On July 3, 2023, the Ninth Circuit Court of Appeals issued its decision rejecting the distributor's arguments and denying all appellate relief to the distributor, which also rendered our cross-appeal moot. On November 15, 2023, the U.S. District Court for the Eastern District of California issued an order awarding the distributor approximately $4.4 million in connection with attorney's fees and costs the distributor allegedly incurred throughout the duration of this legal action. As a result of this order, we increased our accrual to $10.4 million as of November 30, 2023. On December 27, 2023, we paid the $6.0 million judgment, and then decreased our accrual to approximately $4.4 million. However, because we strongly disagree with the District Court's order awarding attorneys’ fees and costs to the distributor, we timely filed an appeal of this order with the Ninth Circuit Court of Appeals, which remains pending. We did not incur SG&A expense for the three-month period ending February 29, 2024, related to this matter. We incurred SG&A expense of $4.4 million for the nine-month period ending February 29, 2024, related to this matter. This contingency remains a liability of the Company.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. The Consumer segment recovered $10.3 million from insurance during the first quarter of fiscal 2024 and $0.8 million during the second quarter of fiscal 2024. These proceeds were recorded as a gain of $11.1 million for the nine-month period ending February 29, 2024. No such proceeds were received during the three-month period ending February 29, 2024. The Consumer segment also recovered $20.0 million of insurance proceeds during the third quarter of fiscal 2023, which were recorded as a gain for the three- and nine-month periods ending February 28, 2023. The insurance gains are recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows.

NOTE 17 — REVENUE

We operate a portfolio of businesses that manufacture and sell a variety of product lines that include specialty paints, protective coatings, roofing systems, sealants and adhesives, among other things. We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 18, “Segment Information,” to the Consolidated Financial Statements for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our four reportable segments.

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

We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term. Warranty liabilities for our assurance type warranties are discussed further in Note 16, “Contingencies and Accrued Losses,” to the Consolidated Financial Statements.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	February 29, 2024	May 31, 2023	$ Change	% Change
Trade accounts receivable, less allowances	$1,072,032	$1,503,040	$(431,008)	(28.7%)

Contract assets	$49,776	$49,188	$588	1.2%
Contract liabilities - short-term	(38,090)	(42,396)	4,306	(10.2%)
Net Contract Assets	$11,686	$6,792	$4,894

The $4.9 million increase in our net contract assets from May 31, 2023 to February 29, 2024, resulted primarily due to the timing of construction jobs in progress at February 29, 2024 versus May 31, 2023. During the three- and nine-month periods ending February 29, 2024 we recognized $6.4 million and $34.9 million of revenue, which is included in contract liabilities as of May 31, 2023. During the three- and nine-month periods ending February 28, 2023 we recognized $4.4 million and $22.8 million of revenue, which is included in contract liabilities as of May 31, 2022.

We also record long-term deferred revenue, which amounted to $80.5 million and $76.6 million as of February 29, 2024 and May 31, 2023, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and nine months ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Beginning Balance	$57,448	$48,041	$49,482	$46,669
Bad debt provision	3,608	1,950	14,197	9,473
Uncollectible accounts written off, net of recoveries	(2,471)	(2,667)	(5,285)	(7,573)
Translation adjustments	(208)	(2)	(17)	(1,247)
Ending Balance	$58,377	$47,322	$58,377	$47,322

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

Three Months Ended February 29, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$289,042	$202,857	$415,607	$149,908	$1,057,414
Foreign
Canada	41,353	20,032	32,609	1,267	95,261
Europe	105,617	55,481	47,780	18,147	227,025
Latin America	59,741	10,321	6,447	582	77,091
Asia Pacific	-	30,231	4,756	6,590	41,577
Other Foreign	-	24,614	-	-	24,614
Total Foreign	206,711	140,679	91,592	26,586	465,568
Total	$495,753	$343,536	$507,199	$176,494	$1,522,982

Three Months Ended February 28, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$280,916	$189,913	$431,829	$163,056	$1,065,714
Foreign
Canada	34,934	18,662	37,957	898	92,451
Europe	107,609	56,192	47,613	19,084	230,498
Latin America	51,728	9,047	6,666	455	67,896
Asia Pacific	-	27,611	4,466	7,511	39,588
Other Foreign	-	20,029	-	-	20,029
Total Foreign	194,271	131,541	96,702	27,948	450,462
Total	$475,187	$321,454	$528,531	$191,004	$1,516,176

Nine Months Ended February 29, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$1,194,335	$650,672	$1,435,713	$449,629	$3,730,349
Foreign
Canada	190,695	69,579	118,551	3,698	382,523
Europe	360,488	177,603	166,292	59,528	763,911
Latin America	194,774	28,034	20,588	1,898	245,294
Asia Pacific	-	93,415	14,346	19,674	127,435
Other Foreign	-	77,602	-	-	77,602
Total Foreign	745,957	446,233	319,777	84,798	1,596,765
Total	$1,940,292	$1,096,905	$1,755,490	$534,427	$5,327,114

Nine Months Ended February 28, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$1,124,047	$628,320	$1,486,556	$515,078	$3,754,001
Foreign
Canada	170,415	63,636	127,039	2,946	364,036
Europe	340,589	169,912	150,738	61,242	722,481
Latin America	158,992	29,168	20,217	1,195	209,572
Asia Pacific	-	84,723	13,832	25,324	123,879
Other Foreign	-	66,235	-	-	66,235
Total Foreign	669,996	413,674	311,826	90,707	1,486,203
Total	$1,794,043	$1,041,994	$1,798,382	$605,785	$5,240,204

	Three Months Ended		Nine Months Ended
(In thousands)	February 29,	February 28,	February 29,	February 28,
Income (Loss) Before Income Taxes	2024	2023	2024	2023
CPG Segment	$15,060	$6,886	$253,910	$187,679
PCG Segment	47,039	(7,057)	153,362	89,053
Consumer Segment	65,159	68,146	295,054	278,708
SPG Segment	9,803	39,482	36,345	94,798
Corporate/Other	(53,480)	(64,970)	(190,112)	(207,495)
Consolidated	$83,581	$42,487	$548,559	$442,743

(In thousands)	February 29,	May 31,
Identifiable Assets	2024	2023
CPG Segment	$2,000,047	$2,206,403
PCG Segment	1,185,432	1,209,819
Consumer Segment	2,165,090	2,384,782
SPG Segment	756,591	804,762
Corporate/Other	275,244	176,238
Consolidated	$6,382,404	$6,782,004

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

Goodwill

Effective June 1, 2023, in connection with our MAP 2025 operating improvement program, we realigned certain businesses and management structures within our CPG, PCG and SPG segments. As outlined in Note 18, “Segment Information,” our CPG APAC and CPG India businesses, formerly of our Sealants reporting unit within our CPG segment, were transferred to our Platform component within our PCG segment. As a result of this change, we designated the Platform component as a separate reporting unit within our PCG segment. Additionally, within our PCG segment, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units. As a result of this change, USL was no longer designated as a separate reporting unit. Within our SPG segment, two new reporting units were formed as our former DayGlo and Kirker reporting units were combined into one reporting unit: The Color Group, and our former Wood Finishes, Kop-Coat Protection Products, TCI and Modern Recreational Technologies reporting units were combined into one reporting unit: The Industrial Coatings Group.

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

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2024	2023	2024	2023
Net Sales
CPG Segment	$495,753	$475,187	$1,940,292	$1,794,043
PCG Segment	343,536	321,454	1,096,905	1,041,994
Consumer Segment	507,199	528,531	1,755,490	1,798,382
SPG Segment	176,494	191,004	534,427	605,785
Consolidated	$1,522,982	$1,516,176	$5,327,114	$5,240,204
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$15,060	$6,886	$253,910	$187,679
Interest (Expense), Net (b)	(668)	(3,513)	(4,619)	(8,090)
EBIT (c)	$15,728	$10,399	$258,529	$195,769
PCG Segment
Income (Loss) Before Income Taxes (a)	$47,039	$(7,057)	$153,362	$89,053
Interest Income, Net (b)	1,204	531	3,753	1,058
EBIT (c)	$45,835	$(7,588)	$149,609	$87,995
Consumer Segment
Income Before Income Taxes (a)	$65,159	$68,146	$295,054	$278,708
Interest Income, Net (b)	1,000	18	2,619	45
EBIT (c)	$64,159	$68,128	$292,435	$278,663
SPG Segment
Income Before Income Taxes (a)	$9,803	$39,482	$36,345	$94,798
Interest Income, Net (b)	90	28	293	23
EBIT (c)	$9,713	$39,454	$36,052	$94,775
Corporate/Other
(Loss) Before Income Taxes (a)	$(53,480)	$(64,970)	$(190,112)	$(207,495)
Interest (Expense), Net (b)	(11,488)	(25,097)	(56,346)	(72,511)
EBIT (c)	$(41,992)	$(39,873)	$(133,766)	$(134,984)
Consolidated
Net Income	$61,478	$27,239	$408,606	$328,060
Add: Provision for Income Taxes	22,103	15,248	139,953	114,683
Income Before Income Taxes (a)	83,581	42,487	548,559	442,743
Interest (Expense)	(28,527)	(30,756)	(90,693)	(85,385)
Investment Income, Net	18,665	2,723	36,393	5,910
EBIT (c)	$93,443	$70,520	$602,859	$522,218

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2024

Net Sales

	Three months ended
(in millions, except percentages)	February 29, 2024	February 28, 2023	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$495.8	$475.1	4.3%	3.1%	0.7%	0.5%
PCG Segment	343.5	321.5	6.9%	9.2%	(0.7%)	(1.6%)
Consumer Segment	507.2	528.5	(4.0%)	(3.2%)	0.0%	(0.8%)
SPG Segment	176.5	191.1	(7.6%)	(6.4%)	(1.4%)	0.2%
Consolidated	$1,523.0	$1,516.2	0.4%	0.9%	(0.1%)	(0.4%)
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the third quarter of fiscal 2024 in nearly all the major business units in the segment when compared to the same quarter in the prior year. Performing particularly well were concrete admixtures and repair businesses which generated growth from increased demand for engineered solutions serving infrastructure and reshoring-related projects. Businesses serving high-performance building construction and remodeling also performed well. International growth was driven by infrastructure-related demand in Latin America.

Our PCG segment generated significant organic sales growth during the third quarter of fiscal 2024 when compared to the same quarter in the prior year. Performing particularly well were businesses that provide engineered solutions for reshoring-related projects. This increase was also facilitated by favorable timing of project completions and strong demand in emerging markets for engineered solutions serving infrastructure projects, partially offset by the divestiture of USL's Bridgecare services division in the first quarter of fiscal 2024.

Our Consumer segment experienced organic sales declines in the third quarter of fiscal 2024 driven by reduced DIY takeaway at retail, destocking by customers and the rationalization of certain lower-margin products. This was partially offset by market share gains.

Our SPG segment experienced sales declines during the third quarter of fiscal 2024, which were driven by several factors. The segment's disaster restoration business benefited from the response to inclement weather in the prior period, compared to limited weather activity in the current period. The divestiture of the non-core furniture warranty business in the third quarter of fiscal year 2023 also reduced sales versus the prior period. Finally, although end markets showed signs of stabilization during the quarter, businesses supplying specialty OEM markets were negatively impacted by lower volumes.

Gross Profit Margin Our consolidated gross profit margin of 39.9% of net sales for the third quarter of fiscal 2024 compares to a consolidated gross profit margin of 35.5% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 4.4%, or 440 basis points (“bps”), resulted primarily from selling price increases and our MAP 2025 initiatives, which resulted in incremental savings in procurement, manufacturing and commercial excellence that favorably impacted our gross margin, in conjunction with benefits generated from the commodity cycle.

We expect year-over-year gross margins to continue improving in the fourth quarter of fiscal 2024 due to MAP 2025 initiatives, including benefits generated from the commodity cycle.

SG&A Our consolidated SG&A expense during the period was $54.7 million higher versus the same period last year and increased to 33.1% of net sales from 29.7% of net sales for the prior year quarter. Variable costs associated with improved results, such as commission expense and incentives, were primary drivers, along with merit increases, higher benefits and insurance costs and investments in growth initiatives, partially offset by reduced professional fees and reduced stock compensation. In addition, the prior period includes the $20.0 million gain on business interruption insurance proceeds as described above in Note 16, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements.

Our CPG segment SG&A was approximately $24.2 million higher for the third quarter of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was mainly due to variable costs associated with improved results such as commissions, along with merit increases, increased benefits, and increased bad debt and warranty expenses.

Our PCG segment SG&A was approximately $7.6 million higher for the third quarter of fiscal 2024 versus the comparable prior year period and increased slightly as a percentage of net sales. The increase in expense was mainly due to increased commissions as a result of improved results as well as merit increases and increased insurance costs.

Our Consumer segment SG&A increased by approximately $21.6 million during the third quarter of fiscal 2024 versus the same period last year and increased as a percentage of net sales. The quarter-over-quarter increase in SG&A was primarily attributable to the $20.0 million gain on business interruption insurance proceeds received in the prior period, along with merit increases and increased advertising costs, partially offset by a decrease in distribution costs.

Our SPG segment SG&A decreased approximately $0.3 million during the third quarter of fiscal 2024 versus the comparable prior year period but increased as a percentage of net sales. The decrease in SG&A expense is attributable to the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, partially offset by investments in strategic growth initiatives.

SG&A expenses in our corporate/other category during the third quarter of fiscal 2024 increased approximately $1.6 million versus last year’s third quarter. This was mainly due to increased healthcare, benefits and insurance costs, higher IT expenses and merit increases, partially offset by reduced professional fees related to our MAP 2025 operational improvement initiatives and reduced stock compensation.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended February 29, 2024 and February 28, 2023, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	February 29, 2024	February 28, 2023	Change
Service cost	$12.4	$12.2	$0.2
Interest cost	11.3	9.3	2.0
Expected return on plan assets	(12.9)	(11.3)	(1.6)
Amortization of:
Prior service (credit)	-	(0.1)	0.1
Net actuarial losses recognized	4.4	4.6	(0.2)
Total Net Periodic Pension & Postretirement Benefit Costs	$15.2	$14.7	$0.5

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the three months ended February 29, 2024 and February 28, 2023, related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency:

	Three months ended
(in millions)	February 29, 2024	February 28, 2023
Severance and benefit costs	$6.1	$0.9
Facility closure and other related costs	0.3	-
Other restructuring costs	-	2.5
Total Restructuring Costs	$6.4	$3.4

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $33.9 million of future additional charges related to the implementation of MAP 2025. In addition, we incurred $0.7 million of restructuring costs associated with MAP to Growth for the three months ended February 28, 2023.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	February 29, 2024	February 28, 2023
Interest expense	$28.5	$30.8
Average interest rate (a)	4.75%	4.34%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	0.2
Non-acquisition-related average debt reduction	(4.9)
Change in average interest rate	2.4
Total Change in Interest Expense	$(2.3)

Investment (Income), Net

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other Expense, Net

See Note 8, “Other Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	February 29, 2024	% of net sales	February 28, 2023	% of net sales
CPG Segment	$15.1	3.0%	$6.9	1.4%
PCG Segment	47.0	13.7%	(7.0)	(2.2%)
Consumer Segment	65.2	12.8%	68.1	12.9%
SPG Segment	9.8	5.6%	39.5	20.7%
Non-Op Segment	(53.5)	—	(65.0)	—
Consolidated	$83.6		$42.5

On a consolidated basis, our results reflect MAP 2025 benefits, including benefits generated from the commodity cycle. Our CPG segment results reflect volume growth, which resulted in improved fixed-cost utilization, favorable mix and MAP 2025 benefits. Our PCG segment results reflect positive volumes, favorable mix and improved fixed-cost leverage, which were enhanced by MAP 2025 initiatives. In addition, our prior period PCG segment results include the $39.2 million goodwill and intangible asset impairment charges as described above in Note 4, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements. Our Consumer segment results reflect gross margin expansion as a result of improved operating efficiencies related to MAP 2025 and rationalization of lower margin products, partially offset by negative fixed-cost absorption. In addition, our prior period Consumer segment results include the $20.0 million gain on business interruption insurance proceeds. Our SPG segment results reflect sales declines, the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, incremental costs from investments in growth initiatives and reduced fixed cost leverage at plants. In addition, our prior period SPG segment results reflect the $24.7 million gain on the sale of its Guardian business as described above in Note 7, "(Gain) on Sales of Assets and Other Businesses, Net," to the Consolidated Financial Statements. Our Non-Op segment results reflect the favorable swing in investment returns, reduced professional fees related to our MAP 2025 operational improvement initiatives and reduced stock compensation, partially offset by increased benefit costs.

Income Tax Rate The effective income tax rate of 26.4% for the three months ended February 29, 2024 compares to the effective income tax rate of 35.9% for the three months ended February 28, 2023. The effective income tax rates for the three-month periods ended February 29, 2024, and February 28, 2023, reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Further, the effective income tax rate for the three-month period ended February 29, 2024, reflects incremental tax expense related to increases to our net deferred income tax liability for unremitted earnings, unfavorable changes in valuation allowances for certain foreign tax attribute carryforwards, and an adjustment for the tax related to the prior year sale of the furniture warranty business. Additionally, the effective tax rate for the three-month period ended February 28, 2023, reflects the unfavorable impact of a noncash impairment charge for goodwill that was nondeductible for tax purposes.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	February 29, 2024	% of net sales	February 28, 2023	% of net sales
Net income	$61.5	4.0%	$27.2	1.8%
Net income attributable to RPM International Inc. stockholders	61.2	4.0%	27.0	1.8%
Diluted earnings per share	0.47		0.21

Nine Months Ended February 29, 2024

Net Sales

	Nine Months Ended
(in millions, except percentages)	February 29, 2024	February 28, 2023	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$1,940.3	$1,794.0	8.2%	6.6%	0.6%	1.0%
PCG Segment	1,096.9	1,042.0	5.3%	6.2%	(0.1%)	(0.8%)
Consumer Segment	1,755.5	1,798.4	(2.4%)	(2.0%)	0.0%	(0.4%)
SPG Segment	534.4	605.8	(11.8%)	(10.2%)	(2.1%)	0.5%
Consolidated	$5,327.1	$5,240.2	1.7%	1.7%	(0.1%)	0.1%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated significant organic sales growth during the first nine months of fiscal 2024 in all the major business units in the segment when compared to the same prior year period. Performing particularly well were providers of restoration systems for roofing, facades, and parking structures, which benefited from a strategic focus on repair and maintenance and its differentiated service model. Concrete admixtures and repair businesses also generated growth from increased demand for engineered solutions serving infrastructure and reshoring-related projects in addition to businesses serving high-performance building construction and remodeling. This increase was also facilitated by growth in Europe and Latin America.

Our PCG segment generated significant organic sales growth during the first nine months of fiscal 2024 when compared to the same prior year period. Performing particularly well were businesses that provide engineered solutions for reshoring-related projects. This increase was also facilitated by improved pricing, favorable timing of project completions and strong demand in emerging markets.

Our Consumer segment experienced organic sales declines in the first nine months of fiscal 2024 driven by reduced DIY takeaway at retail as consumers focused spending on travel and entertainment and housing turnover hit multi-year lows, reduced inventory levels at retailers, and the rationalization of lower-margin products. This decline is in comparison to a strong prior year, when sales grew 15.3%. These pressures were partially offset by market share gains, strength in international markets and improved pricing to catch up with cost inflation.

Our SPG segment experienced sales declines during the first nine months of fiscal 2024, driven by lower volumes at businesses supplying OEM markets which have been negatively impacted by a slowdown in the residential housing market. The divestiture of the non-core furniture warranty business in the third quarter of fiscal year 2023 also reduced sales versus the prior period. Finally, the segment's disaster restoration business benefited from the response to Hurricane Ian and other inclement weather in the prior period, compared to limited weather activity in the current period. Improved pricing partially offset these volume declines.

Gross Profit Margin Our consolidated gross profit margin of 41.0% of net sales for the first nine months of fiscal 2024 compares to a consolidated gross profit margin of 37.6% for the comparable period a year ago. The current period gross profit margin increase of approximately 3.4%, or 340 bps, resulted primarily from selling price increases and our MAP 2025 initiatives, which resulted in incremental savings in procurement, manufacturing and commercial excellence that favorably impacted our gross margin, in conjunction with benefits generated from the commodity cycle.

We expect year-over-year gross margins to continue improving in the fourth quarter of fiscal 2024 due to MAP 2025 initiatives, including benefits generated from the commodity cycle.

SG&A Our consolidated SG&A expense during the period was $133.1 million higher versus the same period last year and increased to 29.3% of net sales from 27.2% of net sales for the prior year period. Variable costs associated with improved results, such as commission expense and bonuses, were primary drivers, along with merit increases, investments in growth initiatives, increased benefits and insurance costs, and $4.4 million of expense related to the adverse legal ruling. In addition, there was an $8.9 million decrease in the gain on business interruption insurance proceeds received during the current period compared to the prior year. These were partially offset by reduced professional fees and reduced SG&A related to divestitures. See Note 16, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements for additional information regarding the business interruption proceeds and adverse legal ruling.

Our CPG segment SG&A was approximately $83.3 million higher for the first nine months of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was mainly due to variable costs associated with improved results such as commissions and bonuses, along with merit increases, increased benefits and investments in growth initiatives.

Our PCG segment SG&A was approximately $30.8 million higher for the first nine months of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions as a result of improved results as well as merit increases, increased bad debt expense and the $4.5 million loss on the sale of USL's Bridgecare services division during the period as described above in Note 4, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements.

Our Consumer segment SG&A increased by approximately $19.1 million during the first nine months of fiscal 2024 versus the same period last year and increased slightly as a percentage of net sales. The period-over-period increase in SG&A was primarily attributable to merit increases and insurance costs, in addition to the $8.9 million decrease in gain on business interruption insurance proceeds received in the current period, partially offset by a reduction in variable distribution costs.

Our SPG segment SG&A increased approximately $2.8 million during the first nine months of fiscal 2024 versus the comparable prior year period and increased as a percentage of net sales. The increase in SG&A expense is attributable to the $4.4 million expense related to the adverse legal ruling, pay inflation and investments in strategic growth initiatives, partially offset by the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, along with a reduction in incentive compensation.

SG&A expenses in our corporate/other category during the first nine months of fiscal 2024 decreased by approximately $2.9 million compared to the prior year period. This was mainly due to reduced professional fees related to our MAP 2025 operational improvement initiatives and reduced stock compensation, partially offset by increased compensation, healthcare costs and IT expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the nine months ended February 29, 2024 and February 28, 2023, as the service cost component has a significant impact on our SG&A expense:

	Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023	Change
Service cost	$37.1	$36.4	$0.7
Interest cost	34.0	27.9	6.1
Expected return on plan assets	(38.7)	(33.8)	(4.9)
Amortization of:
Prior service (credit)	(0.1)	(0.2)	0.1
Net actuarial losses recognized	13.2	13.8	(0.6)
Total Net Periodic Pension & Postretirement Benefit Costs	$45.5	$44.1	$1.4

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the nine months ended February 29, 2024 and February 28, 2023, related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix and salesforce effectiveness and improving operating efficiency:

	Nine Months Ended
(in millions)	February 29, 2024	February 28, 2023
Severance and benefit costs	$9.1	$0.9
Facility closure and other related costs	0.5	-
Other restructuring costs	4.5	2.5
Total Restructuring Costs	$14.1	$3.4

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $33.9 million of future additional charges related to the implementation of MAP 2025. In addition, we incurred $3.3 million of restructuring costs associated with MAP to Growth for the nine months ended February 28, 2023.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Nine Months Ended
(in millions, except percentages)	February 29, 2024	February 28, 2023
Interest expense	$90.7	$85.4
Average interest rate (a)	4.75%	3.91%

(a) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	0.9
Non-acquisition-related average debt reduction	(11.4)
Change in average interest rate	15.8
Total Change in Interest Expense	$5.3

Investment (Income), Net

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other Expense, Net

See Note 8, “Other Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Nine Months Ended
(in millions, except percentages)	February 29, 2024	% of net sales	February 28, 2023	% of net sales
CPG Segment	$253.9	13.1%	$187.7	10.5%
PCG Segment	153.4	14.0%	89.0	8.5%
Consumer Segment	295.1	16.8%	278.7	15.5%
SPG Segment	36.3	6.8%	94.8	15.6%
Non-Op Segment	(190.1)	—	(207.5)	—
Consolidated	$548.6		$442.7

On a consolidated basis, our results reflect MAP 2025 benefits, including benefits generated from the commodity cycle. Our CPG segment results reflect volume growth, which resulted in improved fixed-cost utilization, and MAP 2025 benefits. Our PCG segment results reflect MAP 2025 benefits and improved pricing, partially offset by the $4.5 million loss on the sale of USL's Bridgecare services division during the period, the impairment of an indefinite-lived intangible asset, and increased bad debt expense. Our prior year PCG segment results include the $39.2 million goodwill and intangible asset impairment charges. Our Consumer segment results reflect improved operating efficiencies related to MAP 2025 and improved pricing, partially offset by the $8.9 million decrease in gain on business interruption insurance proceeds received during the period and negative fixed-cost absorption. Our SPG segment results reflect the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, the $4.4 million expense related to the adverse legal ruling, unfavorable sales mix, incremental costs from investments in growth initiatives, and reduced fixed cost leverage at plants as a result of reduced volumes. In addition, our prior period SPG segment results reflect the $24.7 million gain on the sale of its Guardian business. Our Non-Op segment results reflect the favorable swing in investment returns and decreased professional fees, partially offset by increased healthcare and IT expenses.

Income Tax Rate The effective income tax rate of 25.5% for the nine months ended February 29, 2024 compares to the effective income tax rate of 25.9% for the nine months ended February 28, 2023. The effective income tax rates for the nine-month periods ended February 29, 2024, and February 28, 2023 reflect variances from the 21% statutory rate due primarily to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Further, the effective tax rate for the nine-month period ended February 29, 2024, reflects incremental tax expense related to increases to our net deferred income tax liability for unremitted earnings, unfavorable changes in valuation allowances for certain foreign tax attribute carryforwards, and an adjustment for the tax related to the prior year sale of the furniture warranty business. Additionally, the effective tax rate for the nine-month period ended February 28, 2023, reflects the unfavorable impact of a noncash impairment charge for goodwill that was nondeductible for tax purposes.

Net Income

	Nine Months Ended
(in millions, except percentages and per share amounts)	February 29, 2024	% of net sales	February 28, 2023	% of net sales
Net income	$408.6	7.7%	$328.1	6.2%
Net income attributable to RPM International Inc. stockholders	407.8	7.7%	327.3	6.2%
Diluted earnings per share	3.16		2.54

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2024 Compared with Fiscal 2023

Operating Activities

Approximately $941.1 million of cash was provided by operating activities during the first nine months of fiscal 2024, compared with $263.0 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $80.5 million during the first nine months of fiscal 2024 versus the same period during fiscal 2023.

During the first nine months of fiscal 2024, the change in accounts receivable provided approximately $227.8 million more cash than the first nine months of fiscal 2023. This was primarily due to the timing of sales in our Consumer segment and improved cash collections in the current period. Average days sales outstanding (“DSO”) at February 29, 2024, decreased to 62.7 days from 65.9 days at February 28, 2023.

During the first nine months of fiscal 2024, the change in inventory used approximately $197.2 million less cash compared to spending during the same period a year ago as a result of our operating segments continuing to reduce inventory purchases and use safety stock built up in prior periods in response to supply chain outages and raw material inflation. Average days of inventory outstanding (“DIO”) at February 29, 2024 decreased to 93.5 days from 109.8 days at February 28, 2023.

The change in accounts payable during the first nine months of fiscal 2024 used approximately $111.1 million less cash than during the first nine months of fiscal 2023. This is associated with reduced inventory purchases driven by improved forecasting and coordination between sales and operations. Average days payables outstanding (“DPO”) decreased slightly to 83.2 days at February 29, 2024 from 83.3 days at February 28, 2023.

Investing Activities

For the first nine months of fiscal 2024, cash used for investing activities decreased by $21.5 million to $153.9 million as compared to $175.4 million in the prior year period. This year-over-year decrease in cash used for investing activities was driven by a $32.0 million decrease in cash used for business acquisitions and $41.6 million decrease in cash used for capital expenditures, partially offset by a $47.6 million decrease in proceeds from sales of assets and businesses, net.

We paid for capital expenditures of $138.1 million and $179.7 million during the first nine months of fiscal 2024 and fiscal 2023, respectively. This reduction was the result of decreased capacity expansion projects in comparison to the prior period. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2024.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 29, 2024 and May 31, 2023, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $172.9 million and $148.3 million, respectively.

As of February 29, 2024, approximately $223.2 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $196.8 million at May 31, 2023. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 9, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first nine months of fiscal 2024, financing activities used $750.8 million of cash, which compares to cash used for financing activities of $83.3 million during the first nine months of fiscal 2023. The overall increase in cash used for financing activities was driven principally by debt-related activities, as we repaid $175.0 million on our accounts receivable securitization program ("AR Program"), $250.0 million on our term loan, and $85.2 million on our revolving credit facility during the first nine months of fiscal 2024. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.29 billion and $1.03 billion as of February 29, 2024 and May 31, 2023, respectively.

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

As of February 29, 2024, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 1.69 to 1.00, while our Interest Coverage Ratio was 9.49 to 1.00. As of February 29, 2024, we had $817.3 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of February 29, 2024, we did not have an outstanding balance under our AR Program, compared to the maximum availability of $222.7 million. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at February 29, 2024.

Term Loan Facility Credit Agreement

On August 1, 2022, we amended the term loan credit facility, which was set to expire on February 21, 2023, to extend the maturity date to August 1, 2025, and paid down the borrowings outstanding on the term loan to $250 million. The term loan bears interest at either the base rate or the adjusted SOFR, as defined, at our option, plus a spread determined by our debt rating. The term loan contains customary covenants, including but not limited to, limitations on our ability, and in certain instances, our subsidiaries’ ability, to incur liens, make certain investments, or sell or transfer assets. Additionally, we may not permit (i) our consolidated interest coverage ratio to be less than 3.50 to 1.00, or (ii) our leverage ratio (defined as the ratio of total indebtedness to consolidated EBITDA for the four most recent fiscal quarters) to exceed 3.75 to 1.00. During certain periods this ratio may be increased to 4.25 to 1.0 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.” See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at February 29, 2024.

On December 27, 2023, we prepaid the $250.0 million of principal outstanding on our term loan which had a maturity date of August 1, 2025.

Refer to Note G, "Borrowings," to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 for more comprehensive details on the significant components of our debt.

Stock Repurchase Program

See Note 12, “Stock Repurchase Program,” to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 29, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the third quarter of fiscal 2024:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2023 through December 31, 2023	546	$109.32	-
January 1, 2024 through January 31, 2024	11,219	$106.95	-
February 1, 2024 through February 29, 2024	114,588	$108.98	114,588
Total - Third Quarter	126,353	$108.80	114,588

(1) All of the 11,765 shares of common stock that were disposed of back to us during the three-month period ended February 29, 2024 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $279.8 million at February 29, 2024. Refer to Note 12, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated By-Laws of RPM International Inc., which are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2024 (File No. 001-14187)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, has been formatted in Inline XBRL

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

Dated: April 4, 2024