Form 10-K
period 2024-05-31
RPM INTERNATIONAL INC/DE/
filed 2024-07-25
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at November 30, 2023 was approximately $13,091,662,068.

As of July 22, 2024, 128,797,008 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 3, 2024 (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2024.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Gator, Grupo PV, Hummervoll, illbruck, Kemtile, Key Resin, Nudura, Mohawk, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, Strathmore, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser. As of May 31, 2024, our subsidiaries marketed products in approximately 159 countries and territories and operated manufacturing facilities in approximately 119 locations in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, the United Arab Emirates, the United Kingdom, and the United States. Approximately 30% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2024, we recorded net sales of $7.3 billion.

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

Construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, parking decks, insulated cladding, firestopping, flooring systems, and weatherproofing solutions

PCG	Approximately 20%

High-performance flooring systems, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic ("FRP") structures, and raised-flooring systems for outdoor environments

Consumer	Approximately 33%

Rust-preventative, special purpose, and decorative paints, caulks, sealants, primers, contact cement, cleaners, flooring systems and sealers, woodcare coatings, abrasives and other branded consumer products

SPG	Approximately 10%	Restoration services equipment, colorants, nail enamels, factory applied industrial coatings, preservation products and edible coatings and specialty glazes for pharmaceutical and food industries.

See Note R, “Segment Information,” to the Consolidated Financial Statements, for financial information relating to our four reportable segments and financial information by geographic area.

CPG Segment

Our CPG segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines and services are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Our CPG segment generated $2.7 billion in net sales for the fiscal year ended May 31, 2024 and includes the following major product lines and brand names:

•
waterproofing, coatings and traditional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, AlphaGuard, AlphaGrade, BURmastic, OneSeal, POWERply, THERMastic, TremPly, TremLock, Vulkem and TREMproof brand names;
•
in collaboration with companies from the PCG and SPG reportable segments respectively, Fibergrate and Legend Brands, retrofit structural panels, FRP and metal TremSafe rooftop safety solutions, and RoofTec cleaning and RoofTec drying services;
•
sealants, air barriers, tapes and foams that seal and insulate joints in various construction assemblies and glazing assemblies marketed under our Tremco, Dymonic, ExoAir, illbruck and Spectrem brand names and firestopping technologies under the TREMstop brand;
•
new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names;
•
specialized roofing, building maintenance and related services performed by our Weatherproofing Technologies Incorporated (WTI) subsidiary, as well as our Weatherproofing Technologies Canada (WTC) subsidiary that include: turnkey general contracting projects, general roofing repairs, roof restorations, building asset management programs, diagnostic services, indoor air quality audits, HVAC restorations, including Pure Air Control Services, job-site inspections, TremCare maintenance programs, customized warranty solutions and offerings, also including StructureCare, which focuses primarily on waterproofing structures, as well as car park preventive maintenance, restoration and repair;
•
sealing and bonding solutions for windows and doors, facades, interiors and exteriors under our illbruck TremGlaze and Winco brand names;
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

PCG Segment

Our PCG segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our PCG segment generated $1.5 billion in net sales for the fiscal year ended May 31, 2024 and includes the following major product lines and brand names:

•
high-performance polymer flooring products and installation services for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Hummervoll, Kemtile, Liquid Elements, API and Dudick brand names;
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
•
specialty construction products and services for bridge expansion joints, bridge decks, highway markings, protective coatings, trenchless pipe rehabilitation equipment and asphalt and concrete repair products marketed under our Pitchmastic PMB, Nufins, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Resins, Logiball and Epoplex brand names;
•
FRP structures used for industrial platforms, staircases, walkways and raised flooring systems utilizing adjustable polypropylene pedestals marketed under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span and Bison brand names; and
•
amine curing agents, reactive diluents, specialty epoxy resins and other intermediates under our Arnette Polymers brand name;
•
in certain international markets, in collaboration with companies from the Consumer, CPG and SPG reportable segments, respectively, decorative paints, specialty primers and cleaners, waterproofing, roof coatings and sealants, grouts, concrete repair and admixtures, resin floor and parking deck coatings, intumescent coatings and firestopping products, pleasure marine and deck coatings, marketed under Rust-Oleum, Tremco, Euclid, Flowcrete, Nullifire, Petite and Tuffcoat brand names.

Consumer Segment

Our Consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, residential construction suppliers, paint stores, craft shops and to other customers through distributors. Our Consumer segment generated $2.5 billion in net sales in the fiscal year ended May 31, 2024 and is composed of the following major product lines and brand names:

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

SPG Segment

Our SPG segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG segment generated $0.7 billion in net sales for the fiscal year ended May 31, 2024 and includes the following major product lines and brand names:

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

Foreign Operations

For the fiscal year ended May 31, 2024, our foreign operations accounted for approximately 29.3% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 0.8% of our total net sales for the fiscal year ended May 31, 2024. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have foreign manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, South Africa, South Korea, Spain, the United Arab Emirates and the United Kingdom. We also have foreign sales offices or warehouse facilities in China, Costa Rica, the Czech Republic, the Dominican Republic, Estonia, Finland, Guatemala, Hong Kong, Hungary, Indonesia, Ireland, Namibia, Pakistan, Panama, Peru, Philippines, Puerto Rico, Qatar, Singapore, Slovakia, Sweden, Switzerland, Thailand, Turkey and Vietnam. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional, national and multi-national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, sealants, insulating foams, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based coatings; hobby paints; small project paints; industrial-corrosion-control products; firestopping; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; fiberglass-reinforced-plastic gratings; nail polish; water and fire damage restoration products; carpet cleaning truck-mount systems and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Consumer Home Improvement Products. Within our Consumer reportable segment, we generally serve the home improvement market with products designed for niche architectural, rust-preventative, decorative and special purpose paint and caulking and sealing applications. The products we sell for home improvement include those sold under our Rust-Oleum, Varathane, Watco, Zinsser, DAP, Touch’N Foam and Gator brand names. As a leading manufacturer of home improvement-related coatings, adhesives and sealants, we market products to DIY users and contractors through a wide range of distribution channels. These distribution channels include direct sales to home improvement centers, mass merchandisers, hardware and paint stores, and sales through distributors and sales representative organizations. Competitors in this market generally compete for market share by marketing and building upon brand recognition, providing customer service and developing new products based on customer needs.

Industrial Protective Coatings Products. Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Our protective industrial coating products are marketed primarily under our Carboline, Specialty Polymer Coatings, Plasite, Nullifire, Firefilm, Charflame, A/D Fire, Strathmore, Thermo-lag, Perlifoc, Epoplex, Farbocustic, and Southwest brand names. Some of the larger consumers of high-performance protective and corrosion control coatings, fireproofing and intumescent steel coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding, high-rise building construction, public utility and bridge and highway industries, water and wastewater treatment plants, and electronics manufacturing facilities. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for over three-quarters of U.S. demand, with the remainder generated by new roofing applications. Our primary roofing brand, Tremco, was founded in 1928 on the principle of “keeping good roofs good,” and then, by extension, ensuring “roofing peace of mind” for our customers. We define the market in three segments: (a) restoration (b) re-cover and (c) new construction. We create and drive the market through our innovative solutions that provide exceptional value for the customer. Our roofing systems and services provide high performance and value. High performance ensures a long service life and ease of maintenance. High value ensures low total cost of ownership due to ease of installation, landfill avoidance, roof longevity, elimination of facility and occupant disruption, and utilization of sustainable materials and systems. Whether a project is a restoration, re-cover or new construction, our goal is always to help create a facility that is safe, dry, comfortable, and energy efficient for its occupants.

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

FRP Grating and Structural Composites. FRP grating and railings are used primarily in industrial and, to a lesser extent, commercial applications. FRP exhibits many specialized features, which make it a beneficial alternative to traditional steel or aluminum. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP is used for rooftop safety, platforms, walkways and stairs for a variety of applications, including those in the food and beverage, chemical processing, water and wastewater, pulp and paper, commercial roofing, commercial sealants and waterproofing, and offshore oil and gas industries. Structural composites include high-density polypropylene pedestal systems for raised flooring applications in outdoor environments. Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span and Bison brand names.

Sealants, Waterproofing, Concrete and Masonry Products. Sealants, which include urethane, silicone, latex, butyl and hybrid technology products, are designed to be installed in construction joints for the purpose of providing a flexible air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic tolerant membranes, expansion joints and bearings are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures. In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges, pipes and other infrastructure. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, AlphaGrade, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Nufins, Pitchmastic PMB, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Logiball, Watchdog Waterproofing, PSI, Tuf-Strand, Sealtite and HydroStop brand names for this line of business.

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

Rust-Oleum Corporation and some of our other subsidiaries own more than 890 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline Global, Inc. and some of our other subsidiaries own more than 500 trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Global Inc. and related companies, including two United States trademark registrations for the trademark “Carboline®”.

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

Our other principal product trademarks include: 2X Ultra Cover®, AlphaGuard®, Alumanation®, Betumat™, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz®, Dymonic®, EnerEDGE®, Enviro-Dri®, EUCO®, ExoAir®, Flecto™, Fibergrate®, Floquil™, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Sealtite™, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol™, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API®, Perlifoc®, Hummervoll®, Nufins®, Pitchmastic PMB®, Visul®, Flowcrete®, Nullifire®, Radglo® and Martin Mathys™. Our trademark registrations are valid for a variety of different terms of up to 15 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

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

Throughout fiscal 2024, we experienced modest deflation in many of our raw materials. While costs of raw materials have generally stabilized, we expect that inflation of some materials will potentially create headwinds impacting our results in fiscal 2025.

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

Customers

Sales to our ten largest Consumer segment customers, such as DIY home centers, on a combined basis represented approximately 24%, 25%, and 22% of our total net sales for each of the fiscal years ended May 31, 2024, 2023 and 2022, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers but is largely dispersed over a substantial number of customers.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2024, 2023 and 2022, approximately $92.2 million, $86.6 million and $80.5 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

Environmental Matters

Our Building a Better World program is the core of our sustainability strategy that helps us create sustainable solutions that add value to our businesses, drive growth, and prioritize the people and communities where we live and work. It is structured around three pillars of Our Products, Our People and Our Processes and is built on a foundation of Our Governance.

Our Building a Better World Oversight Committee supports our ongoing commitment to responsibly serve and engage our associates, customers and stakeholders on critical sustainability matters. Oversight Committee members report to the Governance and Nominating Committee of the Board of Directors. The Oversight Committee includes, among others, Vice President – Corporate Benefits & Risk Management; Vice President – Environmental, Health and Safety; and Vice President – Operations. The Building a Better World Oversight Committee is chaired by the Vice President – Investor Relations and Sustainability.

The Oversight Committee reviews and identifies sustainability and climate-related risks and the processes for developing and managing sustainability related goals. The Chair of the Building a Better World Oversight Committee reports to the Governance and Nominating Committee of the Board to seek insight with respect to important sustainability and climate-related issues. Dedicated teams of subject matter experts focus on addressing and managing risks, opportunities and strategies as well as developing initiatives and programming in support of our Building a Better World program pillars.

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

Talent Development

It is critical to our long-term success to develop our internal talent. Our Global Organizational Leadership Development (“GOLD”) Team is charged with creating a leadership-led learning culture across RPM. The GOLD Team has developed several training programs to support development which include Leadership Accelerator, Leaders of the Future, RPM University, Strategic Leader Staff Rides, and partnering with the Center for Creative Leadership.

Benefits

Our leadership has long understood that to attract and retain top talent, and to share the benefits of a successful business, we must maintain a premium benefits program for our associates. For U.S. associates, we offer an attractive benefits package, including defined benefit pension plans, medical, telehealth, tuition reimbursement and an employer-matched 401(k). We also offer an Employee Assistance Program (“EAP”) which focuses on behavioral health and provides resources for financial and legal matters. Mental health support is key to associates, who may get support through the EAP as well as through telehealth and our health plans.

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

Associates

As of May 31, 2024, we employed 17,207 persons. Approximately 347 U.S. employees were represented by unions under contracts which expire at varying times in the future. We believe that all relations with associates and their unions are good.

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

Our operations and financial condition have been and could continue to be adversely affected by global or regional economic conditions and trends if markets decline in the future in ways we may not be able to predict or control, whether related to a public health crisis similar to the Covid pandemic, civil unrest similar to the Russian invasion of Ukraine, higher inflation or interest rates, economic recession, natural disasters, impacts of and issues related to climate change, business disruptions, our ability to adequately staff operations or otherwise. Commercial building utilization and the continued shift in consumer spending to online shopping and remote work may negatively impact residential and commercial construction. Additionally, escalation in interest rates, in conjunction with banking failures, may lead to financial institutions being more prudent with capital deployment and tightening lending, especially in relation to construction and real estate development. As a result, future construction activity could decrease due to a lack of financing availability. Financial distress in this sector could be further exacerbated by a lack of refinancing options available for existing real estate loans when they mature. Any future economic declines may result in decreased revenue, gross margins, earnings or growth rates or difficulty in managing inventory levels or collecting customer receivables. We also have experienced, and could continue to experience, labor inflation, increased competitive pricing pressure, raw material inflation and availability issues resulting in difficulties meeting customer demand. In addition, customer difficulties in the future could result from economic declines, decreased purchasing power, public health crisis similar to the Covid pandemic, the cyclical nature of their respective businesses, such as in the oil and gas industry, or otherwise and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings.

Global economic and capital market conditions may cause our access to capital to be more difficult in the future and/or costs to secure such capital more expensive.

In the future, we may need new or additional financing to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and we may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our credit facility is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our credit facility are several and not joint and, as a result, a funding default by one institution does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

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

A significant public health crisis could cause disruptions to our operations similar to the effects of the Covid pandemic. The Covid pandemic had a negative effect on our business, results of operations, cash flows and financial condition. The effect on our business was a result of the overall impact on the global economy, including its effects on transportation networks, raw material availability, worker availability, production efforts and customer demand for our products. Our ability to predict and respond to future changes resulting from potential health crisis is uncertain. Even after any future public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Terrorist activities and other acts of violence or war and other disruptions have negatively impacted in the past, and could negatively impact in the future, the United States and foreign countries, the financial markets, the industries in which we compete, and our operations and profitability.

Terrorist activities, acts of violence or war and other disruptions have contributed to economic instability in the United States and elsewhere, and acts of terrorism, cyber-terrorism, violence or war could negatively affect the industries in which we compete, our ability to purchase raw materials, adequately staff our operations, manufacture products or sell or distribute products, which could have a material adverse impact on our financial condition and results of operations.

Severe weather conditions and natural disasters, including those related to the impacts of climate change, may reduce the demand for some of our products, impair our ability to meet our demand for such products or cause supply chain disruptions which could have a negative effect on our operations and sales.

From time to time, severe weather conditions, including natural disasters, and those related to the impacts of climate change, have had a negative effect on our operations and sales. Events such as destructive wildfires, tornados, extreme storms or temperatures and increased flooding or other natural disasters could and have in the past caused damage to our facilities, leading to production or distribution challenges which have in the past and could in the future have a negative effect on our sales. Unusually cold or rainy weather, especially during the general construction and exterior painting season, may also have an adverse effect on sales. Furthermore, the impacts of these risks to our suppliers may have a detrimental effect on the sales, manufacturing, and distribution of our products, including supply chain disruptions, raw material shortages and increased costs.

As a result, we have historically experienced weaker sales and net income in our third fiscal quarter (December through February) in comparison to our performance during our other fiscal quarters. Any such effect on sales may result in a reduction in earnings or cash flow.

Significant foreign currency exchange rate fluctuations may harm our financial results.

We conduct business in various regions throughout the world and are therefore subject to market risk due to changes in the exchange rates of foreign currencies in relation to the U.S. dollar. Because our Consolidated Financial Statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business have in the past and could in the future have a materially adverse effect on our net revenues and earnings, and the carrying values of our assets located outside the United States.

FINANCIAL RISKS

The use of accounting estimates involves judgment and could impact our financial results.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the U.S. (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Our most critical accounting estimates are described in Item 7 under Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” Additionally, as discussed in Note P, “Contingencies and Accrued Losses,” of the Notes to Consolidated Financial Statements, we make certain estimates, including decisions related to legal proceedings and various loss reserves. These estimates and assumptions involve the use of judgment, and therefore, actual financial results may differ.

The results of our annual and, as-required, interim testing of goodwill and other long-lived assets have required, and in the future may result in additional substantial impairment charges.

As of May 31, 2024, we had approximately $1.8 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350, "Intangibles – Goodwill and Other," requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, this is a subjective process that considers both internal and external factors. The impairment assessment evaluation requires the use of significant judgment regarding estimates and assumptions surrounding future results of operations and cash flows.

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

Our total debt was approximately $2.1 billion and $2.7 billion at May 31, 2024 and 2023, respectively, which compares with $2.5 billion and $2.1 billion in stockholders’ equity at May 31, 2024 and 2023, respectively. Our level of indebtedness could adversely impact out business. For example, it could:

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

We cannot guarantee that our business will always be able to make timely or sufficient payments of our debt. Should we fail to comply with covenants in our debt instruments, such failure could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

OPERATIONAL RISKS

Operating improvement initiatives could cause us to incur significant expenses and impact the trading value of our common stock.

On May 31, 2021, we formally concluded our 2020 Margin Acceleration Plan ("MAP to Growth") operating improvement program, which resulted in significant changes in our organizational and operational structure impacting most of our companies. In August 2022, we approved and announced our Margin Achievement Plan 2025 ("MAP 2025"). MAP 2025 is a multi-year restructuring plan to build on the achievements of MAP to Growth. Our MAP 2025 operating improvement program is designed to result in significant changes in our organizational and operational structure. We have taken actions and may continue to take additional actions during future periods, in furtherance of these or other operating improvement initiatives. We may incur further expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated associate turnover. Further, the objectives of our operating improvement initiatives may not be achieved. The occurrence of any of these, our failure to succeed in our MAP 2025 operating improvement plan, or other related events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

Fluctuations in the supply and cost of raw materials may negatively impact our financial results.

The cost and availability of raw materials, including packaging, has in the past and could in the future materially impact our financial results. We obtain raw materials from many suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. The cost of raw materials has in the past experienced, and likely will continue to experience, periods of volatility which have, and could in the future, increase the cost of manufacturing our products. Under normal market conditions, raw materials are generally available on the open market from a variety of sources; however, our suppliers may be impacted by social and environmental regulations and expectations, including regulations related to climate change, adverse weather conditions, pandemics, trade policy, labor, energy availability or civil unrest, which could result in shortages and price volatility. Interruptions in the supply of raw materials or sources of energy have in the past and could in the future have a significant impact on our ability or cost to produce products.

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

Additionally, changes in international trade duties, tariffs, sanctions and other aspects of international trade policy, both in the United States and abroad, has in the past and could in the future materially impact the cost of raw materials. Any increase in materials that is not offset by an increase in our prices could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The markets in which we operate are highly competitive and some of our competitors are much larger than we are and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all our product lines. However, any significant increase in competition, resulting from the consolidation of competitors or otherwise, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Some companies that compete in our markets include Akzo Nobel, Axalta Coating Systems Ltd., Carlisle Companies Inc., H.B. Fuller, Masco Corporation, PPG Industries, Inc., The Sherwin-Williams Company and Sika AG. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these or other companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

Our success depends upon our ability to identify, attract, retain and develop key associates and the succession of senior management.

Our success largely depends on the performance of our management team and other key associates. If we are unable to identify, attract, retain, and develop talented, highly qualified senior management and other key associates (including the ability to identify, attract, retain and develop key international associates), our business, results of operations, cash flows and financial condition could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key associates, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

We depend on a few key customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the Consumer reportable segment, face a substantial amount of customer concentration. For example, our key customers in the Consumer reportable segment include Ace Hardware, Amazon, Do It Best, The Home Depot, Inc., Lowe’s, Menards, Orgill, True Value, W.W. Grainger, and Wal-Mart. Within our Consumer segment, sales to these customers accounted for approximately 67%, 67% and 64% of net sales for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. On a consolidated basis, sales to these customers across all of our reportable segments accounted for approximately 24%, 25% and 22% of our consolidated net sales for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2024, 2023, and 2022, and 23%, 23% and 25% of our Consumer segment net sales for fiscal 2024, 2023 and 2022, respectively. If we were to lose one or more of our key customers, experience a delay or cancellation of a significant order, incur a significant decrease in the level of purchases, or experience difficulty in collecting amounts due from any of our key customers, our net revenues could decline materially and our operating results could be reduced materially.

If our efforts in acquiring and integrating other companies or product lines fail or we encounter difficulties associated with divestitures our business may not grow or realize anticipated benefits from these acquisitions or divestitures.

As an important part of our growth strategy, we intend to continue pursuing acquisitions of complementary businesses or products and creating joint ventures. Our ability to continue to grow in this manner depends upon our ability to identify, negotiate and finance suitable acquisitions or joint venture arrangements. Execution of our acquisition strategy with respect to some companies or product lines could fail or could result in unanticipated costs to us that were not apparent despite our due diligence efforts, either of which could hinder our growth or adversely impact our results of operations. In addition, acquisitions and their subsequent integration involve many risks, including, but not limited to:

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

Furthermore, we may make strategic divestitures because of portfolio rationalization which may impact our future growth. Divestitures may result in continued financial involvement in the divested business, such as through indemnities or retained liabilities, which could result in financial obligations imposed upon us and could affect our future financial condition, results of operations and cash flows.

We derive a significant amount of our revenues from foreign markets, which subjects us to additional business risks that could adversely affect our results of operations.

Our foreign manufacturing operations accounted for approximately 29.3% of our net sales for the fiscal year ended May 31, 2024, not including exports directly from the United States which accounted for approximately 0.8% of our net sales for fiscal 2024. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by a public health crisis, civil unrest, invasions and conflicts like the Russian invasion of Ukraine, war, changes in social, political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations, changes in regulatory requirements, and other events that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

Cybersecurity, data privacy and artificial intelligence considerations could impact our business.

We rely on information technology systems, products and applications to conduct our business, including recording and processing transactions, administering human resource activities and associate benefits, manufacturing, marketing, and selling our products, researching and developing new products, maintaining and growing our businesses, and supporting and communicating with our associates, customers, suppliers and other stakeholders. The importance of such systems has increased due to many of our associates working remotely. Some of these systems and applications are operated by third parties. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate information technology infrastructure, we do not effectively implement system upgrades in a timely manner, or our due diligence regarding third-party providers fails our businesses, our business or financial results could be negatively impacted.

Additionally, we, ourselves and through our third parties, digitally collect and process different types of information including personal, confidential, proprietary, and sensitive data about our business, which may include information about our customers, associates, suppliers, distributors and others. Some of this data is stored, accessible or transferred internationally.

The interpretation and application of cybersecurity, artificial intelligence, biometric, and privacy laws, rules and regulations around the world applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, some of our systems, tools and resources use, integrate or will integrate some form of artificial intelligence which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences. It is possible that the information technology tools we use may negatively affect our reputation, disrupt our operations, or have a material impact on our financial results.

Further, although we have implemented internal controls and procedures designed to manage compliance with the Data Protection Laws and protect our data, there can be no assurance that our controls will prevent a breach or that our procedures will enable us to be fully compliant with all Data Protection Laws. Cyber-attacks or breaches due to security vulnerabilities, associate error, supplier or third-party error, malfeasance or other disruptions may still occur. We have been and may in the future be subject to attempts to gain unauthorized access to our data, information technology systems and/or applications.

We have in the past experienced data security incidents that have disrupted our operations, but which did not have a material impact on our financial results.

These risks have and may in the future be increased as a result of remote work, a public health crisis similar to the Covid pandemic or foreign affairs such as war or civil unrest. Future loss, inaccessibility, alteration or misappropriation of information related to us, our associates, former associates, customers, suppliers or others may have a negative impact on our business. A violation of, or failure to comply with, the Data Protection Laws by us, our suppliers, or other third parties, a cyber-attack or a security breach of our systems or that of one of our key suppliers or third parties could lead to negative publicity, legal claims, extortion, ransom, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims, privacy violations and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

Our business and financial condition could be adversely affected if we are unable to protect our material intellectual property and other proprietary information or there is a loss in the actual or perceived value of our brands.

We have numerous valuable patents, trade secrets and know-how, domain names, trademarks, trade dress, and trade names, including certain marks that are significant to our business, which are identified under Item 1 of this Annual Report on Form 10-K. Despite our efforts to protect our intellectual property and other proprietary information and rights from unauthorized use or disclosure, other parties may attempt to obtain, disclose or use them without our authorization; such unauthorized action, use or disclosure could negatively impact our business and financial condition.

Similarly, the value of our brands may be impacted by reputational damage. The reputations of our branded products depend on numerous factors, including the successful advertising and marketing of our brand names, consumer acceptance, continued trademark validity, the availability of similar products from our competitors, and our ability to maintain product quality, technological advantages and claims of superior performance. Furthermore, the prevalence of social media, online reviews and other digital public forums increases our risk of receiving negative commentary that could damage the perception of our brands resulting in a decreased perception of value. A loss of a brand or in the actual or perceived value of our brands could limit or reduce the demand for our products and could negatively impact our business and financial condition.

Although we have insurance, it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks and hazards that apply to our operations, our insurance may not cover every potential risk associated with our operations. The occurrence of a significant event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future.

If our efforts to achieve stated sustainability goals, targets or objectives fail, or we fail to effectively respond to changing regulatory requirements related to climate change, our business and reputation may be adversely affected.

We might fail to effectively address increased attention or expectations from the media, stockholders, activists and other stakeholders on climate change and related environmental or other sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements related to climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, we have established and publicly announced goals to reduce our impact on the environment and, in the future may establish and publicly announce other goals or commitments associated with our sustainability initiatives. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, are perceived to have failed, or are delayed in achieving these goals and commitments, it could negatively affect investor confidence in us, as well as expose us to government enforcement actions and private litigation.

LEGAL AND REGULATORY RISKS

The industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related costs, which could adversely impact our business.

We face an inherent risk of legal claims if the exposure to, or the failure, use, or misuse of our products results, or is alleged to result, in bodily injury and/or property damage. In the course of our business, we are subject to a variety of inquiries and investigations by regulators, as well as claims and lawsuits by private parties, including those related to product liability, product claims regarding asbestos or other chemicals or materials that are or were in our products, whether intentionally added or resulting from contamination, warranties, the environment, employment matters, contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material. We are defending claims and class action lawsuits, and could be subject to future claims and lawsuits, in which significant financial damages are alleged. These matters could consume material financial resources to defend and be a distraction to management. Some, but not all, of such matters are insured. We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use reactive chemistry or hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

Compliance with environmental, sustainability, health and safety and other laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse effect on our business.

We are subject to numerous, complicated and often increasingly stringent environmental, health and safety laws and regulations, including those developed in response to climate change, in the jurisdictions where we conduct business and sell our products. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the use, sale, transportation, import and export of certain chemicals or hazardous materials, and various health and safety matters, including the preparation, storage, and sale of food products, discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances and those related to climate change. These laws and regulations include the Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, DSL, REACH and many other federal, state, provincial, local and international statutes. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, not addressing our, or our predecessors’ past or present facilities and third-party disposal sites. We are currently undertaking remedial activities at a number of our properties and could be subject to future liability as yet unknown, but that could be material.

We have not always been and may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental, health and safety laws (including related to permitting), we could be fined or otherwise sanctioned by regulators, including enjoining or curtailing operations or sales, remedial or corrective measures, installing pollution control equipment, or other actions. We have been and could in the future be liable for consequences arising out of human exposure to hazardous substances or chemicals of concern relating to our products or operations. We may be required to make additional expenditures to remain in or to achieve compliance with environmental, health or safety laws or changes in stakeholder preferences or expectations in the future and any such additional expenditures may have a material adverse effect on our business, financial condition, results of operations or cash flows. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted, which could have an adverse effect on our results of operations.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business. These include securities, environmental, sustainability, health, safety, tax, competition and anti-trust, insurance, service contract and warranty, trade controls, data security, anti-corruption, anti-money laundering, labor, wage and hour employment and privacy laws and regulations. These laws and regulations change from time to time and thus may result in increased risk and costs to us related to our compliance therewith. From time-to-time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material, may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries, as well as trade sanctions administered by the office of Foreign Assets Control and the Department of Commerce.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries generally prohibit companies and their intermediaries from making or receiving improper payments to governmental officials or others for the purpose of obtaining or retaining business or for other unfair advantage. Our policies mandate compliance with anti-bribery laws. We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.

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

We vet and monitor our customers, suppliers, services providers and other parties that we engage in an effort to ensure that the business practices of those third parties are in compliance with applicable laws and regulations and industry best practices, including applying appropriate technical security measures, safeguarding data privacy and human rights and preventing illegal trade and corruption. In the event one of our third parties experiences a data breach, is found to have violated applicable laws or regulations, or the business practices of the third party come under scrutiny, we could be subject to legal claims, fines and reputational damage related to the third-party relationship. In the event any third-party claim, legal violation or business practice requires us to sever the third-party relationship, we could also experience an impact on our services, operations or our ability to obtain raw materials for our products.

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

Some of our companies have contracts with and supply product to federal, state and local governmental entities and their contractors, and are required to comply with specific procurement regulations and other requirements relating to those contracts and sales. Requirements in our contracts and those requirements flowed down to us in our capacity as a subcontractor or supplier, although customary in government contracts, may impact our performance and compliance costs. Failure to comply with these regulations and requirements or to make required disclosures under contract could result in reductions of the value of contracts, contract modifications or termination for cause, adverse past performance ratings, actions under a federal or state false claims statutes, suspension or debarment from government contracting or subcontracting for a period of time and the assessment of penalties and fines, any of which could negatively impact our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

Our cyber-security risk strategy includes policies and procedures for assessing, identifying and managing material cybersecurity threats. Our program is based on the U.S. National Institute for Standards and Technology (NIST) cybersecurity framework and other applicable industry frameworks. Our cybersecurity posture is risk based, focused on the areas of higher risk to the company and associates. Our cybersecurity policies, standards and practices are integrated into our enterprise risk management approach, and cybersecurity risks are among the enterprise risks that are subject to oversight by the Board of Directors acting through the Audit Committee of the Board of Directors.

We use third party vendors to perform ongoing security monitoring, reporting and forensic analysis, as necessary including annual external penetration testing. Security standards are established and defined with respect to administrator accounts, backups, encryption, passwords, website certifications, antivirus software, endpoint management, firewalls, wi-fi networks, vulnerability scanning, server protection, patching, privacy by design, and data breach reporting. We perform ongoing employee cybersecurity awareness and training activities, which includes frequent phishing testing, and we maintain cyber insurance to provide coverage in the event a material cybersecurity incident arises.

We conduct annual internal audits to ensure compliance with its technology policies, security procedures and controls. Our third-party technology providers, consultants and vendors are vetted by our information security teams to assess cybersecurity risk and mitigation measures, where applicable.

We have significantly increased our cybersecurity investments over the last few years and continue to implement additional cybersecurity safeguards designed to detect and prevent cybersecurity incidents. Notwithstanding our increased cybersecurity investments and preparedness activities, threat actors and cybersecurity incidents still pose a risk to the security of our systems, facilities, and networks and to the confidentiality, availability and integrity of our data, including but not limited to intellectual property, confidential information and personal data. For more information on how a cybersecurity incident may impact the Company, refer to the risk factor titled “Data privacy, cybersecurity, and artificial intelligence considerations could impact our business,” in Item 1A of this Form 10-K.

While we have experienced data security incidents that have disrupted our operations in the past, to date, no data security incidents have had or are materially likely to have, a material impact on RPM.

Cybersecurity incidents are investigated and remediated in accordance with our incident response procedures and other policies and procedures. Cybersecurity is overseen by the Audit Committee of the Board of Directors. The Senior Director - Information Security coordinates with and directs cybersecurity initiatives through information technology and cybersecurity personnel throughout RPM.

The Senior Director - Information Security has over 15 years’ experience in the information technology and cybersecurity field, including previous roles in security architecture, audit and governance. The Senior Director - Information Security recently completed a CISO Academy Workshop, where he gained valuable insights to help improve our cybersecurity posture and program while also better aligning it to our overall business strategy and operating model. He received a BA in math and computer science from Ohio Wesleyan University and holds an Information Systems Auditor certification.

The Audit Committee regularly receives information and reports from the Senior Director - Information Security and other executives responsible for identifying and assessing the scope, nature and impact of cybersecurity risks, incidents and mitigation efforts.

In addition to the Audit Committee, the full Board of Directors receives regular annual reports on the status of our cybersecurity risk, incidents and mitigation efforts. We utilize a technology-based reporting system to identify and log data-related events.

Cybersecurity incidents are assessed for actual or potential impact on the business and any relevant data subjects. Materiality of cybersecurity incidents is assessed and determined by the Cybersecurity Team, which has been assigned this responsibility by our Disclosure Committee. The Cybersecurity Team consists of the Chief Financial Officer, the General Counsel, the Vice President - Commercial Excellence, the Vice President - Global Systems and the Senior Director - Information Security. The Senior Director - Information Security reports regularly to our Disclosure Committee. In the event a cybersecurity incident is determined to have, or is likely to have, a material impact on RPM, the Chair of the Audit Committee of the Board of Directors is directly notified by the General Counsel in coordination with the Chief Financial Officer and Senior Director - Information Security.

Item 2. Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on approximately 180 acres, which we own in Medina, Ohio. As of May 31, 2024, our operations occupied a total of approximately 19.9 million square feet, with the majority, approximately 16.7 million square feet, devoted to manufacturing, assembly and storage. Of the approximately 19.9 million square feet occupied, approximately 9.5 million square feet are owned and approximately 10.4 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2024, of our principal owned facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	517,627
Cacapava, Brazil	Euclid (CPG)	383,777
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	261,000
Fairborn, Ohio	Rust-Oleum (Consumer)	258,886
Cleveland, Ohio	Day-Glo (SPG)	224,624
LaFayette, Georgia	Euclid (CPG)	201,109
Corsicana, Texas	Tremco (CPG)	185,578
Dayton, Nevada	Carboline (PCG)	185,400
Cleveland, Ohio	Euclid (CPG)	180,378
Zelem, Belgium	Rust-Oleum (Consumer)	172,137
Cleveland, Ohio	Tremco (CPG)	160,300
Bodenwoehr, Germany	CPG Europe (CPG)	156,184
Lierstranda, Norway	Carboline (PCG)	151,300
Coaldale, Alberta, Canada	Nudura (CPG)	150,705
Baltimore, Maryland	DAP (Consumer)	144,200
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000
Tipp City, Ohio	DAP (Consumer)	140,000
Arkel, Netherlands	CPG Europe (CPG)	138,542
El Marques, Mexico	Fibergrate (PCG)	136,950
Attleboro, Massachusetts	Rust-Oleum (Consumer)	133,650
Hudson, North Carolina	Wood Finishes Group (SPG)	132,300
Ellaville, Georgia	TCI (SPG)	129,600
Wigan, Lancashire, United Kingdom	CPG Europe (CPG)	122,000
Tocancipa, Columbia	Euclid (CPG)	114,849
Johannesburg, South Africa	Stonhard (PCG)	112,956
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,231
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000
Lake Charles, Louisiana	Carboline (PCG)	109,617
Candeias, Brazil	Euclid (CPG)	107,792
Richmond, Missouri	Stonhard (PCG)	91,911
Maple Shade, New Jersey	Stonhard (PCG)	80,606
Kirkland, Illinois	Euclid (CPG)	78,825
Tultitlan, Mexico	Euclid (CPG)	75,422
Dallas, Texas	DAP (Consumer)	74,000
Medina, Ohio	Tremco (CPG)	72,300
Cleveland, Ohio	Tremco (CPG)	66,100
Alghero, Italy	Stonhard (PCG)	62,776
Pacific, Missouri	DAP (Consumer)	60,000
Woodlake, California	Dryvit (CPG)	41,475
Vallirana, Spain	Carboline (PCG)	39,439
Columbus, Georgia	Dryvit (CPG)	39,200
Saint Apollinaire, France	CPG Europe (CPG)	37,619
Sand Springs, Oklahoma	Dryvit (CPG)	36,998
Twistringen, Germany	CPG Europe (CPG)	32,873
Fort Wayne, Indiana	Stonhard (PCG)	26,700
Pasadena, Texas	Euclid (CPG)	23,360

Set forth below is a description, as of May 31, 2024, of our principal leased facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Martinsburg, West Virginia	Rust-Oleum (Consumer)	921,712
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243
Cleveland, Ohio	Tremco (CPG)	583,565
Toronto, Ontario, Canada	Tremco (CPG)	400,551
Fairborn, Ohio	Rust-Oleum (Consumer)	340,292
Riverside, California	Rust-Oleum (Consumer)	309,535
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	272,767
Granby, Quebec, Canada	Nudura (CPG)	246,926
Baltimore, Maryland	DAP (Consumer)	244,495
Columbus, Georgia	Nudura (CPG)	216,129
North Kingstown, Rhode Island	Dryvit (CPG)	162,735
Elgin, Illinois	Profile Foods (SPG)	135,490
Gateshead, Tyne, United Kingdom	Rust-Oleum (Consumer)	135,000
Garland, Texas	DAP (Consumer)	130,900
Serendah, Malaysia	Platform (PCG)	121,245
Burlington, Washington	Legend Brands (SPG)	113,875
Lake Charles, Louisiana	Carboline (PCG)	100,035
Leicester, Leicestershire, United Kingdom	CPG Europe (CPG)	95,977
Sriperumbudur, India	Platform (PCG)	68,000
Louisa, Virginia	Carboline (PCG)	60,000

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2024 through March 31, 2024	2,268	$118.95	—	—
April 1, 2024 through April 30, 2024	690	$107.15	—	—
May 1, 2024 through May 31, 2024	177,177	$111.45	157,242	—
Total - Fourth Quarter	180,135	$111.53	157,242	—

(1)
All of the 22,893 shares of common stock that were disposed of back to us during the three-month period ended May 31, 2024 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.
(2)
The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $262.3 million at May 31, 2024. Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements include all our majority-owned and controlled subsidiaries. Investments in less-than-majority-owned joint ventures over which we have the ability to exercise significant influence are accounted for under the equity method. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate these estimates, including those related to our allowances for doubtful accounts; reserves for excess and obsolete inventories; allowances for recoverable sales and/or value-added taxes; uncertain tax positions; useful lives of property, plant and equipment; goodwill and other intangible assets; environmental, warranties and other contingent liabilities; income tax valuation allowances; pension plans; and the fair value of financial instruments. We base our estimates on historical experience, our most recent facts and other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of our assets and liabilities. Actual results, which are shaped by actual market conditions, may differ materially from our estimates.

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
•
unanticipated competition;
•
a loss of key personnel; and
•
a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed.

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2024, 2023 and 2022.

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

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2024, 2023 and 2022, there were no goodwill impairments. Our fiscal 2024 annual impairment test for our Color Group reporting unit in our SPG Segment, which has approximately $11.0 million of goodwill, resulted in an excess of fair value over carrying value of approximately 18%. The lower fair value of this reporting unit is related to declining volumes in OEM markets. If planned sales growth initiatives for this business are not achieved, impairment of intangible assets, including goodwill, and other long-lived assets, could result.

Changes in the Composition of our Segments and Reporting Units in the First Quarter of Fiscal 2024

Effective June 1, 2023, in connection with our MAP 2025 operating improvement program, we realigned certain businesses and management structures within our CPG, PCG and SPG segments. As outlined in Note R, “Segment Information,” our CPG APAC and CPG India businesses, formerly of our Sealants reporting unit within our CPG segment, were transferred to our Platform component within our PCG segment. As a result of this change, we designated the Platform component as a separate reporting unit within our PCG segment. Within our SPG segment, two new reporting units were formed as our former DayGlo and Kirker reporting units were combined into one reporting unit: The Color Group, and our former Wood Finishes, Kop-Coat Protection Products, TCI and Modern Recreational Technologies reporting units were combined into one reporting unit: The Industrial Coatings Group.

Additionally, effective June 1, 2023, certain businesses of our Universal Sealants ("USL") reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units within our PCG segment. As a result of this change, USL was no longer designated as a separate reporting unit and any remaining goodwill was transferred to the reporting units noted above.

During the first quarter of fiscal 2024, we performed a goodwill impairment test for the reporting units affected by the USL restructuring and the changes in the composition of our segments and reporting units using either a qualitative or a quantitative assessment. We concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no indications of impairment were identified as a result of these changes.

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

Impairment Charge Recorded in the Third Quarter of Fiscal 2023

Although no impairment charge was recorded during fiscal 2024, 2023 and 2022 related to the annual impairment test, we did record a goodwill impairment charge in fiscal 2023. We announced our MAP 2025 operational improvement initiative in August 2022. Due to the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within our PCG segment and explored strategic alternatives for our infrastructure services business within the U.K., which represented approximately 30% of annual revenues of the reporting unit.

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

Other Long-Lived Assets

We assess identifiable, amortizable intangible and other long-lived assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying values of these assets may not be recoverable over their estimated remaining useful lives. Factors considered important in our assessment, which might trigger an impairment evaluation, include the following:

•
significant under-performance relative to historical or projected future operating results;
•
significant changes in the manner of our use of the acquired assets;
•
significant changes in the strategy for our overall business; and
•
significant negative industry or economic trends.

Measuring a potential impairment of amortizable intangible and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; market participant assumptions; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied.

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2024, 2023 and 2022.

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

Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2024 resulted in a $1.0 million impairment charge for an indefinite-lived tradename in our Consumer segment. This impairment loss was classified as selling, general and administrative ("SG&A") expenses within our Consumer segment. Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2023 and 2022 did not result in an impairment charge.

Although no impairment losses were recorded during fiscal 2023 and 2022 related to the annual impairment test, we did record an intangible asset impairment charge during the third quarter of fiscal 2023. In connection with MAP 2025 and related to the goodwill impairment charge noted above, we determined that an interim impairment assessment for our other long-lived assets was required following management's decision to restructure the USL reporting unit within our PCG segment. Accordingly, we recorded an impairment loss totaling $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit during fiscal 2023. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment. Refer to Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for further discussion.

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

Our provision for income tax expense is allocated between continuing operations and other income categories, such as other comprehensive income (loss). We release the income tax effects from accumulated other comprehensive income ("AOCI") to income from continuing operations at the current tax rates when the related pretax changes are recognized. Disproportionate tax effects in AOCI are released to income tax expense only when circumstances upon which they are based cease to exist.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2024 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the United States and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2024	$(4.9)	$5.8	$(1.1)	$1.5
(Decrease) increase in obligation as of May 31, 2024	$(51.6)	$60.0	$(18.3)	$22.5
Expected Return on Plan Assets
(Decrease) increase in expense in FY 2024	$(6.0)	$6.0	$(1.7)	$1.7
(Decrease) increase in obligation as of May 31, 2024	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2024	$5.5	$(4.9)	$1.0	$(0.9)
Increase (decrease) in obligation as of May 31, 2024	$22.7	$(20.5)	$3.3	$(3.0)

Based upon May 31, 2024 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2024	$-	$-	$(0.7)	$0.7
(Decrease) increase in obligation as of May 31, 2024	$(0.1)	$0.1	$(3.7)	$4.7

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

Effective June 1, 2023, certain Asia Pacific businesses and management structure, formerly of our CPG segment, were transferred to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Asia Pacific. This realignment is reflected in our reportable segments beginning with fiscal 2022. As such, historical segment results have been recast to reflect the impact of this change.

Our CPG reportable segment products and services are sold throughout North America and also account for a significant portion of our international sales. Our construction product lines are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and associated chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, parking decks, insulated cladding, firestopping, flooring systems, and weatherproofing solutions.

Our PCG reportable segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems and FRP structures.

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

Our SPG reportable segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG reportable segment offers products that include restoration services equipment, colorants, nail enamels, factory applied industrial coatings, preservation products, and edible coatings and specialty glazes for pharmaceutical and food industries.

In addition to our four reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on investments and other expenses not directly associated with any reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets.

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

SEGMENT INFORMATION
(In thousands)
Year Ended May 31,	2024	2023	2022
Net Sales
CPG Segment	$2,702,466	$2,508,805	$2,402,497
PCG Segment	1,462,460	1,433,634	1,272,368
Consumer Segment	2,457,949	2,514,770	2,242,047
SPG Segment	712,402	799,205	790,816
Total	$7,335,277	$7,256,414	$6,707,728
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$385,339	$300,971	$389,443
Interest (Expense), Net (b)	(5,170)	(8,580)	(6,540)
EBIT (c)	$390,509	$309,551	$395,983

PCG Segment
Income Before Income Taxes (a)	$199,951	$142,469	$146,134
Interest Income, Net (b)	4,642	1,630	442
EBIT (c)	$195,309	$140,839	$145,692

Consumer Segment
Income Before Income Taxes (a)	$408,200	$378,157	$175,084
Interest Income (Expense), Net (b)	2,561	(3,372)	266
EBIT (c)	$405,639	$381,529	$174,818

SPG Segment
Income Before Income Taxes (a)	$43,784	$103,279	$121,937
Interest Income (Expense), Net (b)	204	68	(86)
EBIT (c)	$43,580	$103,211	$122,023

Corporate/Other
(Loss) Before Income Taxes (a)	$(249,437)	$(275,494)	$(225,799)
Interest (Expense), Net (b)	(75,232)	(99,013)	(89,605)
EBIT (c)	$(174,205)	$(176,481)	$(136,194)

Consolidated
Net Income	$589,442	$479,731	$492,466
Add: (Provision) for Income Taxes	(198,395)	(169,651)	(114,333)
Income Before Income Taxes (a)	787,837	649,382	606,799
Interest (Expense)	(117,969)	(119,015)	(87,928)
Investment Income (Expense), Net	44,974	9,748	(7,595)
EBIT (c)	$860,832	$758,649	$702,322

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

RESULTS OF OPERATIONS

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended May 31, 2024 and 2023. For comparisons of the years ended May 31, 2023 and 2022, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023 as filed on July 26, 2023.

Net Sales

	Fiscal year ended May 31,
(In millions, except percentages)	2024	2023	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$2,702.5	$2,508.8	7.7%	6.6%	0.6%	0.5%
PCG Segment	1,462.5	1,433.6	2.0%	3.4%	(0.4%)	(1.0%)
Consumer Segment	2,457.9	2,514.8	(2.3%)	(1.8%)	0.0%	(0.5%)
SPG Segment	712.4	799.2	(10.9%)	(9.6%)	(1.6%)	0.3%
Consolidated	$7,335.3	$7,256.4	1.1%	1.3%	(0.1%)	(0.1%)
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated significant organic sales growth during the current year in all the major business units in the segment when compared to the prior year. Performing particularly well were providers of restoration systems for roofing, facades and parking structures, which benefited from a strategic focus on repair and maintenance and its differentiated service model. Concrete admixtures and repair businesses also generated growth from increased demand for engineered solutions serving infrastructure and reshoring-related projects, including those that lower the carbon footprint of projects, in addition to businesses serving high-performance building construction and remodeling. This increase was also facilitated by growth in Latin America.

Our PCG segment generated sales growth during fiscal 2024 when compared to the prior year. Performing particularly well were businesses that provide engineered solutions for reshoring-related projects. This increase was also facilitated by improved pricing and strong demand in emerging markets, which was partially offset by unfavorable foreign exchange translation and the divestiture of USL's Bridgecare services division in the first quarter of fiscal 2024.

Our Consumer segment experienced organic sales declines in the current year driven by reduced inventory levels at retailers, the rationalization of lower-margin products and reduced DIY takeaway at retail as consumers focused spending on travel and entertainment and housing turnover hit multi-year lows. This decline is in comparison to a strong prior year, when sales grew 12.2%. These pressures were partially offset by market share gains, strength in international markets and improved pricing to catch up with cost inflation.

Our SPG segment experienced sales declines during the current year, driven by lower volumes at businesses supplying OEM markets which have been negatively impacted by a slowdown in the residential housing market. The divestiture of the non-core furniture warranty business in the third quarter of fiscal year 2023 also reduced sales versus the prior year. Finally, the segment's disaster restoration business declined due to a lack of inclement weather in comparison to the strong prior year results, which included the response to Hurricane Ian and other inclement weather. Improved pricing partially offset these volume declines.

Gross Profit Margin Our consolidated gross profit margin of 41.1% of net sales for fiscal 2024 compares to a consolidated gross profit margin of 37.9% for the comparable period a year ago. This gross profit margin increase of approximately 320 basis points ("bps") resulted primarily from our MAP 2025 initiatives, which resulted in incremental benefits in procurement, manufacturing and commercial excellence that favorably impacted our gross margin, in conjunction with benefits generated from the commodity cycle. Selling price increases also aided in the margin expansion.

While costs of raw materials have generally stabilized, we expect that inflation of some materials will potentially create headwinds impacting our results in fiscal 2025.

SG&A Expenses Our consolidated SG&A expense increased by approximately $157.5 million during fiscal 2024 versus fiscal 2023 and increased to 28.8% of net sales for fiscal 2024 from 27.0% of net sales for fiscal 2023. Variable costs associated with improved results, such as commission expense and bonuses, were primary drivers, along with merit increases, investments in growth initiatives and increased benefits, insurance and healthcare costs. In addition, as described further below in Note P, "Contingencies and Other Accrued Losses," to the Consolidated financial statements, there was an $8.9 million decrease in the gain on business interruption insurance proceeds received during the current year at our Consumer segment compared to the prior year. These were partially offset by reduced professional fees and reduced SG&A related to divestitures.

Our CPG segment SG&A was approximately $108.2 million higher for fiscal 2024 versus fiscal 2023 and increased by 210 bps as a percentage of net sales. The increase in expense was mainly due to variable costs associated with improved results such as commissions and bonuses, along with merit increases, increased benefits and investments in growth initiatives.

Our PCG segment SG&A was approximately $35.0 million higher for fiscal 2024 versus fiscal 2023 and increased by 180 bps as a percentage of net sales. The increase in expense as compared to the prior year period is mainly due to increased commissions as a result of improved results as well as merit increases, increased insurance costs and bad debt expense and the $4.5 million loss on the sale of USL's Bridgecare services division during the period as described below in Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements.

Our Consumer segment SG&A increased by approximately $17.3 million during fiscal 2024 versus fiscal 2023 and increased by 110 bps as a percentage of net sales. The year-over-year increase in SG&A was primarily attributable to merit increases and insurance costs, in addition to the $8.9 million decrease in gain on business interruption insurance proceeds received in the current year, partially offset by a reduction in variable distribution costs and a $3.6 million gain that is associated with the sale of a facility.

Our SPG segment SG&A was approximately $1.6 million higher during fiscal 2024 versus fiscal 2023 and increased by 340 bps as a percentage of sales. The increase in SG&A expense is attributable to higher research and development costs, pay inflation and investments in strategic growth initiatives, partially offset by the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, along with a reduction in incentive compensation.

SG&A expenses in our corporate/other category of $163.4 million during fiscal 2024 decreased by $4.6 million from $168.0 million recorded during fiscal 2023. This was mainly due to reduced professional fees related to our MAP 2025 operational improvement initiatives and reduced stock compensation, partially offset by increased compensation, healthcare costs and IT expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the fiscal years ended May 31, 2024 and 2023, as the service cost component has a significant impact on our SG&A expense:

	Fiscal year ended May 31,
(In millions)	2024	2023	Change
Service cost	$49.4	$49.1	$0.3
Interest cost	45.3	36.8	8.5
Expected return on plan assets	(51.6)	(44.7)	(6.9)
Amortization of:
Prior service (credit)	(0.1)	(0.2)	0.1
Net actuarial losses recognized	17.6	18.4	(0.8)
Curtailment/settlement losses	(0.1)	0.1	(0.2)
Total Net Periodic Pension & Postretirement Benefit Costs	$60.5	$59.5	$1.0

We expect that pension and postretirement expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with inflation, but which may have a material impact on our consolidated financial results in the future. A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $8.0 million and $7.7 million higher expense, respectively. The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note N, “Pension Plans,” and Note O, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above in “Critical Accounting Policies and Estimates — Pension and Postretirement Plans.”

Restructuring Expense

The following table summarizes restructuring charges recorded during the years ended May 31, 2024 and 2023, related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Fiscal year ended May 31,
(In millions)	2024	2023
Severance and benefit costs	$24.0	$8.5
Facility closure and other related costs	1.4	0.7
Other restructuring costs	4.6	2.5
Total Restructuring Costs	$30.0	$11.7

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $39.8 million of future additional charges related to the implementation of MAP 2025. In addition, we incurred $3.8 million of restructuring costs associated with MAP to Growth for the year ended May 31, 2023.

For further information and details about MAP 2025, see Note B, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Fiscal year ended May 31,
(In millions, except percentages)	2024	2023
Interest expense	$118.0	$119.0
Average interest rate (1)	4.73%	4.08%
(1) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(In millions)	Change in interest expense
Acquisition-related borrowings	$1.2
Non-acquisition-related average borrowings	(17.9)
Change in average interest rate	15.7
Total Change in Interest Expense	$(1.0)

Investment (Income) Expense, Net

See Note A(15), "Summary of Significant Accounting Policies - Investment (Income) Expense, Net," to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets and Business, Net

See Note A(3), "Summary of Significant Accounting Policies - Acquisitions/Divestitures," and Note M, "Leases," to the Consolidated Financial Statements for details.

Other Expense (Income), Net

See Note A(16), "Summary of Significant Accounting Policies - Other Expense (Income), Net," to the Consolidated Financial Statements for details.

Income Before Income Taxes (“IBT”)

	Fiscal year ended May 31,
(In millions, except percentages)	2024	% of net sales	2023	% of net sales
CPG Segment	$385.3	14.3%	$301.0	12.0%
PCG Segment	199.9	13.7%	142.5	9.9%
Consumer Segment	408.2	16.6%	378.1	15.0%
SPG Segment	43.8	6.1%	103.3	12.9%
Non-Op Segment	(249.4)	—	(275.5)	—
Consolidated	$787.8		$649.4

On a consolidated basis, our results reflect MAP 2025 benefits, in conjunction with benefits generated from the commodity cycle. Our CPG segment results reflect volume growth, which resulted in improved fixed-cost utilization, and MAP 2025 benefits. Our PCG segment results reflect MAP 2025 benefits and improved pricing, partially offset by the $4.5 million loss on the sale of USL's Bridgecare services division during the year, the impairment of an indefinite-lived intangible asset, and increased bad debt expense. Our prior year PCG segment results include the $39.2 million goodwill and intangible asset impairment charges. Our Consumer segment results reflect improved operating efficiencies related to MAP 2025 and improved pricing and a $3.6 million gain that is associated with the sale of a facility, partially offset by the $8.9 million decrease in gain on business interruption insurance proceeds received during the year and negative fixed-cost absorption due to lower volumes. Our SPG segment results reflect the divestiture of the non-core furniture warranty business in the third quarter of fiscal 2023, unfavorable sales mix, incremental costs from investments in growth initiatives, and reduced fixed cost leverage at plants as a result of reduced volumes. In addition, our prior year SPG segment results reflect the $24.7 million gain on the sale of its non-core furniture warranty business. Our Non-Op segment results reflect the favorable swing in investment returns and decreased professional fees, partially offset by increased healthcare and IT expenses.

Income Tax Rate The effective income tax rate was 25.2% for fiscal 2024 compared to an effective income tax rate of 26.1% for fiscal 2023. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for the components of the effective income tax rates.

Net Income

	Fiscal year ended May 31,
(In millions, except percentages and per share amounts)	2024	% of net sales	2023	% of net sales
Net income	$589.4	8.0%	$479.7	6.6%
Net income attributable to RPM International Inc. stockholders	588.4	8.0%	478.7	6.6%
Diluted earnings per share	4.56		3.72

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $1.12 billion of cash was provided by operating activities during fiscal 2024, compared with $577.1 million of cash provided by operating activities during fiscal 2023. The net change in cash from operations includes the change in net income, which increased by $109.7 million year over year.

The change in accounts receivable during fiscal 2024 provided approximately $177.5 million more cash than fiscal 2023. This was primarily due to the timing of sales in our PCG and Consumer segments and improved cash collections in the current period. Average days sales outstanding (“DSO”) at May 31, 2024 decreased to 63.0 days from 66.9 days at May 31, 2023.

During fiscal 2024, the change in inventory used approximately $113.0 million less cash compared to our spending during fiscal 2023 as a result of our operating segments continuing to reduce inventory purchases and use safety stock built up in prior periods in response to supply chain outages and raw material inflation. Average days inventory outstanding (“DIO”) at May 31, 2024 decreased to 91.1 days from 106.0 days at May 31, 2023.

The change in accounts payable during fiscal 2024 used approximately $91.6 million less cash than during fiscal 2023. This is associated with significant payments made in the prior year related to inventory builds and raw material inflation. Additionally, we have reduced inventory purchases because of improved forecasting and coordination between sales and operations. Average days payables outstanding (“DPO”) at May 31, 2024 increased to 83.0 days from 80.5 days at May 31, 2023.

Investing Activities

For fiscal 2024, cash used for investing activities decreased by $43.3 million to $206.4 million as compared to $249.7 million in the prior year period. This year-over-year decrease in cash used for investing activities was mainly driven by a $40.5 million decrease in capital expenditures and a $32.0 million decrease in cash used for business acquisitions, partially offset by a $51.4 million decrease in proceeds from sales of assets and businesses, net.

We paid for capital expenditures of $214.0 million and $254.4 million during the periods ended May 31, 2024 and 2023, respectively. This reduction was the result of decreased capacity expansion projects in comparison to the prior period. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continued to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2024.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to the rebalancing of the portfolio, along with differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At May 31, 2024 and 2023, the fair value of our investments in marketable securities totaled $154.3 million and $148.3 million, respectively.

As of May 31, 2024, approximately $215.2 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with approximately $196.8 million as of May 31, 2023. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the United States generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For fiscal 2024, cash used for financing activities increased by $588.8 million to $890.0 million as compared to $301.2 million used for financing activities in the prior year period. The overall increase in cash used for financing activities was driven principally by debt-related activities, as we repaid $273.4 million on our revolving credit facility, $250.0 million on our term loan, and $45.0 million on our accounts receivable securitization program ("AR Program") during fiscal 2024. Refer to Note G, “Borrowings,” to the Consolidated Financial Statements for a discussion of significant debt-related activity that occurred in fiscal 2024 and 2023, significant components of our debt, and our available liquidity.

The following table summarizes our financial obligations and their expected maturities at May 31, 2024, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
	Total Contractual	Payments Due In
(In thousands)	Payment Stream	2025	2026-27	2028-29	After 2029
Long-term debt obligations	$2,125,092	$130,212	$400,148	$694,732	$900,000
Finance lease obligations	14,723	5,957	6,269	1,271	1,226
Operating lease obligations	416,834	78,528	126,943	77,201	134,162
Other long-term liabilities (1):
Interest payments on long-term debt obligations	840,050	68,275	136,550	106,550	528,675
Contributions to pension and postretirement plans (2)	513,000	5,900	13,000	117,000	377,100
Total	$3,909,699	$288,872	$682,910	$996,754	$1,941,163

(1)
Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $7.5 million at May 31, 2024. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)
These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projected contributions assume the required minimum amounts will be contributed.

The U.S. dollar fluctuated throughout the year and was weaker against other major currencies where we conduct operations at May 31, 2024 versus May 31, 2023, causing a favorable change in the accumulated other comprehensive income (loss) (refer to Note K, “Accumulated Other Comprehensive Income (Loss),” to the Consolidated Financial Statements) component of stockholders’ equity of $3.5 million this year versus an unfavorable change of $69.9 million last year. The change in fiscal 2024 was in addition to a favorable net change of $64.1 million related to adjustments required for minimum pension and other postretirement liabilities.

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

Interest Rate Risk

Our primary interest rate risk exposure results from our floating rate debt, including various revolving and other lines of credit (refer to Note G, “Borrowings,” to the Consolidated Financial Statements). If there was a 100-bps increase or decrease in interest rates it would have resulted in an increase or decrease in interest expense of $7.9 million and $10.8 million for fiscal 2024 and 2023, respectively. Our primary exposure to interest rate risk is movements in the Secured Overnight Financing Rate (SOFR) and European Short-Term Rate (ESTR). At May 31, 2024, approximately 22.3% of our debt was subject to floating interest rates.

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

If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the years ended May 31, 2024 and 2023. We do not currently use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global and regional markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (h) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (i) the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, and the risks of failing to meet any other objectives of our improvement plans; (j) risks related to the adequacy of our contingent liability reserves; (k) risks relating to a public health crisis similar to the Covid pandemic; (l) risks related to acts of war similar to the Russian invasion of Ukraine; (m) risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; (n) risks related to our or our third parties' use of technology including artificial intelligence, data breaches and data privacy violations; (o) the shift to remote work and online purchasing and the impact that has on residential and commercial real estate construction; and (p) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Form 10-K for the year ended May 31, 2024, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

Item 8. Financial Statements and Supplementary Data.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

May 31,	2024	2023
Assets
Current Assets
Cash and cash equivalents	$237,379	$215,787
Trade accounts receivable (less allowances of $48,763 and $49,482, respectively)	1,419,445	1,503,040
Inventories	956,465	1,135,496
Prepaid expenses and other current assets	282,059	329,845
Total current assets	2,895,348	3,184,168
Property, Plant and Equipment, at Cost	2,515,847	2,332,916
Allowance for depreciation	(1,184,784)	(1,093,440)
Property, plant and equipment, net	1,331,063	1,239,476
Other Assets
Goodwill	1,308,911	1,293,588
Other intangible assets, net of amortization	512,972	554,991
Operating lease right-of-use assets	331,555	329,582
Deferred income taxes	33,522	15,470
Other	173,172	164,729
Total other assets	2,360,132	2,358,360
Total Assets	$6,586,543	$6,782,004
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$649,650	$680,938
Current portion of long-term debt	136,213	178,588
Accrued compensation and benefits	297,249	257,328
Accrued losses	32,518	26,470
Other accrued liabilities	350,434	347,477
Total current liabilities	1,466,064	1,490,801
Long-Term Liabilities
Long-term debt, less current maturities	1,990,935	2,505,221
Operating lease liabilities	281,281	285,524
Other long-term liabilities	214,816	267,111
Deferred income taxes	121,222	90,347
Total long-term liabilities	2,608,254	3,148,203
Contingencies and Accrued Losses (Note P)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 145,779 and outstanding 128,629 as of May 2024; issued 145,124 and outstanding 128,766 as of May 2023	1,286	1,288
Paid-in capital	1,150,751	1,124,825
Treasury stock, at cost	(864,502)	(784,463)
Accumulated other comprehensive (loss)	(537,290)	(604,935)
Retained earnings	2,760,639	2,404,125
Total RPM International Inc. stockholders' equity	2,510,884	2,140,840
Noncontrolling Interest	1,341	2,160
Total equity	2,512,225	2,143,000
Total Liabilities and Stockholders' Equity	$6,586,543	$6,782,004

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

Year Ended May 31,	2024	2023	2022
Net Sales	$7,335,277	$7,256,414	$6,707,728
Cost of Sales	4,320,688	4,508,370	4,274,675
Gross Profit	3,014,589	2,748,044	2,433,053
Selling, General and Administrative Expenses	2,113,585	1,956,040	1,788,284
Restructuring Expense	30,008	15,465	6,276
Goodwill Impairment	-	36,745	-
Interest Expense	117,969	119,015	87,928
Investment (Income) Expense, Net	(44,974)	(9,748)	7,595
(Gain) on Sales of Assets and Business, Net	-	(28,632)	(51,983)
Other Expense (Income), Net	10,164	9,777	(11,846)
Income Before Income Taxes	787,837	649,382	606,799
Provision for Income Taxes	198,395	169,651	114,333
Net Income	589,442	479,731	492,466
Less: Net Income Attributable to Noncontrolling Interests	1,045	1,040	985
Net Income Attributable to RPM International Inc. Stockholders	$588,397	$478,691	$491,481
Average Number of Shares of Common Stock Outstanding:
Basic	127,767	127,507	127,948
Diluted	128,340	128,816	129,580
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$4.58	$3.74	$3.81
Diluted	$4.56	$3.72	$3.79

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Year Ended May 31	2024	2023	2022
Net Income	$589,442	$479,731	$492,466
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3,547	(69,918)	(95,214)
Pension and other postretirement benefit liability adjustments, net of tax	64,117	4,619	37,227
Unrealized (loss) on securities and other, net of tax	-	(549)	(1,725)
Unrealized (loss) gain on derivatives, net of tax	-	(1,766)	37,153
Total other comprehensive income (loss)	67,664	(67,614)	(22,559)
Total Comprehensive Income	657,106	412,117	469,907
Less: Comprehensive Income Attributable to Noncontrolling Interests	1,064	1,024	879
Comprehensive Income Attributable to RPM International Inc. Stockholders	$656,042	$411,093	$469,028

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended May 31,	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$589,442	$479,731	$492,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,251	154,949	153,074
Restructuring charges, net of payments	-	-	(2,516)
Goodwill impairment	-	36,745	-
Fair value adjustments to contingent earnout obligations	-	-	3,253
Deferred income taxes	(5,638)	6,236	(25,067)
Stock-based compensation expense	25,925	28,673	40,114
Net (gain) loss on marketable securities	(19,914)	2,086	17,706
Net (gain) on sales of assets and businesses	(971)	(28,632)	(51,983)
Other	2,226	1,683	(66)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease (increase) in receivables	82,895	(94,585)	(187,299)
Decrease (increase) in inventory	179,843	66,805	(304,197)
Decrease (increase) in prepaid expenses and other current and long-term assets	23,426	1,364	(13,040)
(Decrease) increase in accounts payable	(24,439)	(116,053)	101,223
Increase (decrease) in accrued compensation and benefits	39,891	(2,643)	9,737
Increase (decrease) in accrued losses	5,958	2,231	(3,956)
Increase (decrease) in other accrued liabilities	52,410	38,515	(50,718)
Cash Provided By Operating Activities	1,122,305	577,105	178,731
Cash Flows From Investing Activities:
Capital expenditures	(213,970)	(254,435)	(222,403)
Acquisition of businesses, net of cash acquired	(15,549)	(47,542)	(127,457)
Purchase of marketable securities	(32,981)	(18,674)	(15,032)
Proceeds from sales of marketable securities	46,689	12,731	21,533
Proceeds from sales of assets and businesses	6,921	58,288	76,590
Other	2,450	(72)	7,222
Cash (Used For) Investing Activities	(206,440)	(249,704)	(259,547)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	-	341,720	437,564
Reductions of long-term and short-term debt	(575,408)	(355,463)	(101,505)
Cash dividends	(231,883)	(213,912)	(204,394)
Repurchase of common stock	(54,978)	(50,000)	(52,500)
Shares of common stock returned for taxes	(24,548)	(17,047)	(11,549)
Payments of acquisition-related contingent consideration	(1,142)	(3,765)	(5,774)
Other	(2,075)	(2,689)	(4,452)
Cash (Used For) Provided By Financing Activities	(890,034)	(301,156)	57,390
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,239)	(12,130)	(21,606)
Net Change in Cash and Cash Equivalents	21,592	14,115	(45,032)
Cash and Cash Equivalents at Beginning of Period	215,787	201,672	246,704
Cash and Cash Equivalents at End of Period	$237,379	$215,787	$201,672
Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Interest	$116,650	$113,953	$81,838
Income taxes, net of refunds	$203,607	$134,436	$172,254
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at year-end	$24,632	$34,470	$27,237

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
(In thousands)	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2021	129,573	$1,295	$1,055,400	$(653,006)	$(514,884)	$1,852,259	$1,741,064	$1,961	$1,743,025
Net income	-	-	-	-	-	491,481	491,481	985	492,466
Other comprehensive (loss)	-	-	-	-	(22,453)	-	(22,453)	(106)	(22,559)
Dividends declared and paid ($1.58 per share)	-	-	-	-	-	(204,394)	(204,394)	-	(204,394)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,441)	(1,441)
Share repurchases under repurchase program	(601)	(6)	6	(52,500)	-	-	(52,500)	-	(52,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	227	3	40,741	(11,513)	-	-	29,231	-	29,231
Balance at May 31, 2022	129,199	1,292	1,096,147	(717,019)	(537,337)	2,139,346	1,982,429	1,399	1,983,828
Net income	-	-	-	-	-	478,691	478,691	1,040	479,731
Other comprehensive (loss)	-	-	-	-	(67,598)	-	(67,598)	(16)	(67,614)
Dividends declared and paid ($1.66 per share)	-	-	-	-	-	(213,912)	(213,912)	-	(213,912)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(263)	(263)
Share repurchases under repurchase program	(598)	(6)	6	(50,000)	-	-	(50,000)	-	(50,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	165	2	28,672	(17,444)	-	-	11,230	-	11,230
Balance at May 31, 2023	128,766	1,288	1,124,825	(784,463)	(604,935)	2,404,125	2,140,840	2,160	2,143,000
Net income	-	-	-	-	-	588,397	588,397	1,045	589,442
Other comprehensive income	-	-	-	-	67,645	-	67,645	19	67,664
Dividends declared and paid ($1.80 per share)	-	-	-	-	-	(231,883)	(231,883)	-	(231,883)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,883)	(1,883)
Share repurchases under repurchase program and related excise tax	(526)	(5)	5	(55,002)	-	-	(55,002)	-	(55,002)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	389	3	25,921	(25,037)	-	-	887	-	887
Balance at May 31, 2024	128,629	$1,286	$1,150,751	$(864,502)	$(537,290)	$2,760,639	$2,510,884	$1,341	$2,512,225

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1) Consolidation, Noncontrolling Interests and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and the instructions to Form 10-K. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included for the periods ended May 31, 2024, 2023, and 2022.

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

During the fiscal year ended May 31, 2024, we completed a total of two acquisitions which are included in our CPG reportable segment.

During the fiscal year ended May 31, 2023, we completed a total of six acquisitions across our four reportable segments. Most notably, within our Consumer reportable segment, we acquired a distributor of branded chalk paints, primarily targeting the upscale décor market in the U.K. and Ireland.

In addition, on January 20, 2023, we completed the divestiture of our non-core furniture warranty business, Guardian, for proceeds of approximately $49.2 million, net of cash disposed. In connection with the divestiture, we recognized a gain of $24.7 million during fiscal 2023, which is included in (gain) on sales of assets and business, net in our Consolidated Statements of Income.

Guardian, headquartered in Hickory, North Carolina, was a reporting unit included in our SPG segment and is a seller of furniture protection plans and protection products for fabric, leather, and wood applications. The sale of Guardian did not represent a strategic shift that had a major effect on our operations and therefore was not presented as discontinued operations in our financial results.

The purchase price for each acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We have finalized the purchase price allocation for our fiscal 2023 acquisitions. For acquisitions completed during fiscal 2024, the valuations of consideration transferred, total assets acquired, and liabilities assumed are substantially complete. The primary areas that remain open relate to working capital adjustments. Acquisitions are aggregated by year of purchase in the following table:

	Fiscal 2024 Acquisitions			Fiscal 2023 Acquisitions
(In thousands)	Weighted-Average Intangible Asset Amortization Life (In Years)	Total		Weighted-Average Intangible Asset Amortization Life (In Years)	Total
Current assets		$6,010			$17,508
Property, plant and equipment		1,427			3,605
Goodwill	N/A	11,993		N/A	25,407
Trade names - indefinite lives	N/A	-		N/A	3,168
Other intangible assets	10	2,562		10	14,965
Other long-term assets		4			1,647
Total Assets Acquired		$21,996			$66,300
Liabilities assumed		(5,712)			(12,287)
Net Assets Acquired		$16,284	(1)		$54,013	(2)
(1)
Figure includes cash acquired of $0.7 million.
(2)
Figure includes cash acquired of $6.5 million.

Our Consolidated Financial Statements reflect the results of operations of acquired businesses as of their respective dates of acquisition. Pro-forma results of operations for the years ended May 31, 2024 and 2023 were not materially different from reported results and, consequently, are not presented.

4) Foreign Currency

The functional currency for each of our foreign subsidiaries is its principal operating currency. Accordingly, for the periods presented, assets and liabilities have been translated using exchange rates at year end, while income and expense for the periods have been translated using a weighted-average exchange rate.

The resulting translation adjustments have been recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. For the periods ended May 31, 2024, 2023 and 2022, transactional losses approximated $6.6 million, $8.9 million and $4.3 million, respectively.

5) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

6) Property, Plant & Equipment

May 31,	2024	2023
(In thousands)
Land	$93,842	$92,954
Buildings and leasehold improvements	674,580	552,775
Machinery and equipment	1,747,425	1,687,187
Total property, plant and equipment, at cost	2,515,847	2,332,916
Less: allowance for depreciation and amortization	1,184,784	1,093,440
Property, plant and equipment, net	$1,331,063	$1,239,476

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

Total depreciation expense for each fiscal period includes the charges to income that result from the amortization of assets recorded under finance leases. For the periods ended May 31, 2024, 2023 and 2022, we recorded depreciation expense of $129.8 million, $108.4 million, and $104.3 million, respectively.

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

9) Allowance for Credit Losses

Our primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The allowance is established using assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in SG&A expenses. Actual collections of trade receivables could differ from our estimates due to changes in future economic or industry conditions or specific customers' financial conditions.

For the periods ended May 31, 2024, 2023 and 2022, bad debt expense approximated $18.4 million, $13.6 million and $4.3 million, respectively.

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

During fiscal 2024, we did not record any significant inventory charges related to product line rationalization. During fiscal 2023, we recorded $7.6 million of inventory charges within our SPG Segment related to product line and SKU rationalization and related obsolete inventory identification.

Inventories were composed of the following major classes:

May 31,	2024	2023
(In thousands)
Raw materials and supplies	$354,428	$451,504
Finished goods	602,037	683,992
Total Inventory	$956,465	$1,135,496

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

We assess qualitative factors in each of our reporting units that carry goodwill. We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2024, 2023 and 2022.

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

Conclusion on Annual Goodwill Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2024, 2023 and 2022, there were no goodwill impairments. Our fiscal 2024 annual impairment test for our Color Group reporting unit in our SPG Segment, which has approximately $11.0 million of goodwill, resulted in an excess of fair value over carrying value of approximately 18%. The lower fair value of this reporting unit is related to declining volumes in OEM markets. If planned sales growth initiatives for this business are not achieved, impairment of intangible assets, including goodwill, and other long-lived assets, could result.

Changes in the Composition of our Segments and Reporting Units in the First Quarter of Fiscal 2024

Effective June 1, 2023, in connection with our MAP 2025 operating improvement program, we realigned certain businesses and management structures within our CPG, PCG and SPG segments. As outlined in Note R, “Segment Information,” our CPG APAC and CPG India businesses, formerly of our Sealants reporting unit within our CPG segment, were transferred to our Platform component within our PCG segment. As a result of this change, we designated the Platform component as a separate reporting unit within our PCG segment. Within our SPG segment, two new reporting units were formed as our former DayGlo and Kirker reporting units were combined into one reporting unit: The Color Group, and our former Wood Finishes, Kop-Coat Protection Products, TCI and Modern Recreational Technologies reporting units were combined into one reporting unit: The Industrial Coatings Group.

Additionally, effective June 1, 2023, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units within our PCG segment. As a result of this change, USL was no longer designated as a separate reporting unit and any remaining goodwill was transferred to the reporting units noted above.

During the first quarter of fiscal 2024, we performed a goodwill impairment test for the reporting units affected by the USL restructuring and the changes in the composition of our segments and reporting units using either a qualitative or a quantitative assessment. We concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no indications of impairment were identified as a result of these changes.

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

Impairment Charge Recorded in the Third Quarter of Fiscal 2023

Although no impairment charge was recorded during fiscal 2024, 2023 and 2022 related to the annual impairment test, we did record a goodwill impairment charge in fiscal 2023. As previously reported, we announced our MAP 2025 operational improvement initiative in August 2022. Due to the challenged macroeconomic environment, we evaluated certain business restructuring actions, specifically our go to market strategy for operating in Europe. During the third quarter ended February 28, 2023, due to declining profitability and regulatory headwinds, management decided to restructure the USL reporting unit within our PCG segment, and explored strategic alternatives for our infrastructure services business within the U.K., which represented approximately 30% of annual revenues of the reporting unit.

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

Indefinite-Lived Intangible Assets

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2024, 2023 and 2022.

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

Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2024 resulted in a $1.0 million impairment charge for an indefinite-lived tradename in our Consumer segment. This impairment loss was classified as SG&A expenses within our Consumer segment. Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2023 and 2022 did not result in an impairment charge.

Although no impairment losses were recorded during fiscal 2023 and 2022 related to the annual impairment test, we did record an intangible asset impairment charge in the third quarter of fiscal 2023. In connection with MAP 2025 and related to the goodwill impairment charge noted above, we determined that an interim impairment assessment for our other long-lived assets was required following management's decision to restructure the USL reporting unit within our PCG segment. Accordingly, we recorded an impairment loss totaling $2.5 million for the impairment of an indefinite-lived tradename in our USL reporting unit during fiscal 2023. We did not record any impairments for our definite-lived long-lived assets as a result of this assessment. Refer to Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for further discussion.

Definite-Lived Intangible Assets

In accordance with the guidance provided by ASC 360, "Property, Plant, and Equipment," we assess identifiable, amortizable intangible assets for impairment whenever events or changes in facts and circumstances indicate the possibility that the carrying values of these assets may not be recoverable over their estimated remaining useful lives. Factors considered important in our assessment, which might trigger an impairment evaluation, include the following:

•
significant under-performance relative to historical or projected future operating results;
•
significant changes in the manner of our use of the acquired assets;
•
significant changes in the strategy for our overall business; and
•
significant negative industry or economic trends.

Measuring a potential impairment of amortizable intangible assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts would be measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses would be based on the best information available, including internal estimates of discounted cash flows; market participant assumptions; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates would be based on our historical experience and our internal business plans, with appropriate discount rates applied.

We did not record any impairment charges related to our definite-lived intangible assets during fiscal 2024, 2023 and 2022.

12) Advertising Costs

Advertising costs are charged to operations when incurred and are included in SG&A expenses. For the years ended May 31, 2024, 2023 and 2022, advertising costs were $64.7 million, $62.0 million and $45.4 million, respectively.

13) Research and Development

Research and development costs are charged to operations when incurred and are included in SG&A expenses. The amounts charged to expense for the years ended May 31, 2024, 2023 and 2022 were $92.2 million, $86.6 million and $80.5 million, respectively.

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

15) Investment (Income) Expense, Net

Investment (income) expense, net, consists of the following components:

Year Ended May 31,	2024	2023	2022
(In thousands)
Interest (income)	$(20,947)	$(9,250)	$(4,435)
Net (gain) loss on marketable securities	(19,914)	2,086	17,706
Dividend (income)	(4,113)	(2,584)	(5,676)
Investment (income) expense, net	$(44,974)	$(9,748)	$7,595

Net (Gain) Loss on Marketable Securities

Year Ended May 31,	2024	2023	2022
(In thousands)
Unrealized (gains) losses on marketable equity securities	$(19,703)	$2,667	$19,164
Realized (gains) on marketable equity securities	(290)	(551)	(1,488)
Realized losses (gains) on available-for-sale debt securities	79	(30)	30
Net (gain) loss on marketable securities	$(19,914)	$2,086	$17,706

16) Other Expense (Income), Net

Other expense (income), net, consists of the following components:

Year Ended May 31,	2024	2023	2022
(In thousands)
Pension non-service costs (credits)	$11,046	$10,381	$(10,581)
Other	(882)	(604)	(1,265)
Other expense (income), net	$10,164	$9,777	$(11,846)

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

18) Earnings Per Share of Common Stock

Earnings per share (EPS) is computed using both the treasury stock and two-class method, as our unvested share-based payment awards contain rights to receive non-forfeitable dividends and, therefore, are considered participating securities. We calculate both Basic and Diluted EPS under each method and compare the results, reporting the method that is most dilutive.

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

See Note L, “Earnings Per Share,” to the Consolidated Financial Statements for additional information.

19) Supply Chain Financing

During the fourth quarter of 2024, we began offering a supplier finance program with a financial institution, in which suppliers may elect to receive early payment from the financial institution on invoices issued to RPM. The financial institution enters into separate arrangements with suppliers directly to participate in the program. We do not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institution. There are no assets pledged by RPM under the supplier finance program. Our responsibility is limited to making payments to the financial institution based on payment terms originally negotiated with the suppliers, regardless of whether the financial institution pays the supplier in advance of the original due date. The range of payment terms RPM negotiates with suppliers are consistent, regardless of whether a supplier participates in the supply chain finance program. RPM or the financial institution may terminate participation in the program upon at least 30 days’ notice.

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $32.9 million as of May 31, 2024. We did not have any amounts due under the program as of May 31, 2023. These amounts are included within accounts payable on the Consolidated Balance Sheets.

20) Recent Accounting Pronouncements

New Pronouncements Adopted

In September 2022, the FASB issued Accounting Standard Update ("ASU") 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)," which is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs, the amount outstanding under such programs including where they are recorded on the balance sheet, and a roll-forward of the related obligations. The new standard does not affect the recognition, measurement, or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the new standard on June 1, 2023, on a retrospective basis other than the roll-forward guidance, which we plan to adopt on a prospective basis beginning with our fiscal 2025 annual financial statements. As of adoption on June 1, 2023, we did not have any material supplier finance program obligations; however, we began such an arrangement during the fourth quarter of fiscal 2024. Refer to Note A(19), “Summary of Significant Accounting Policies – Supply Chain Financing,” to the Consolidated Financial Statements.

New Pronouncements Issued

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The guidance makes several other changes to income tax disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

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

During 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which is referred to as MAP to Growth. We incurred $3.8 million and $6.3 million of restructuring costs associated with this plan for the years ended May 31, 2023 and 2022, respectively. We did not incur any restructuring costs for the year ended May 31, 2024, and we do not expect to incur any further costs associated with this plan.

In August 2022, we approved and announced MAP 2025, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date.

The current total expected costs associated with this plan are outlined below and increased approximately $21.9 million compared to our prior quarter estimate, attributable to an increase in expected severance and benefit charges of $19.5 million and an increase in expected facility closure and other related costs of $2.4 million. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the years ended May 31, 2024 and 2023, as well as the total expected costs related to projects identified to date:

	Year Ended	Year Ended	Cumulative Costs	Total Expected
(In thousands)	May 31, 2024	May 31, 2023	to Date	Costs
CPG Segment:
Severance and benefit costs	$9,111	$6,092	$15,203	$20,114
Facility closure and other related costs	608	-	608	16,942
Total Charges	$9,719	$6,092	$15,811	$37,056

PCG Segment:
Severance and benefit costs	$2,711	$1,148	$3,859	$4,777
Facility closure and other related costs	172	-	172	643
Other restructuring costs (1)	4,555	2,537	7,092	7,092
Total Charges	$7,438	$3,685	$11,123	$12,512

Consumer Segment:
Severance and benefit costs	$9,266	$507	$9,773	$17,087
Facility closure and other related costs	156	621	777	3,675
Total Charges	$9,422	$1,128	$10,550	$20,762

SPG Segment:
Severance and benefit costs	$2,894	$805	$3,699	$4,672
Facility closure and other related costs	535	-	535	6,557
Total Charges	$3,429	$805	$4,234	$11,229

Corporate/Other Segment:
Severance and benefit (credits)	$-	$(50)	$(50)	$(50)
Total Charges	$-	$(50)	$(50)	$(50)

Consolidated:
Severance and benefit costs	$23,982	$8,502	$32,484	$46,600
Facility closure and other related costs	1,471	621	2,092	27,817
Other restructuring costs	4,555	2,537	7,092	7,092
Total Charges	$30,008	$11,660	$41,668	$81,509
(1)
Of the $4.6 million of other restructuring costs incurred during the year ended May 31, 2024, $3.3 million is associated with the impairment of an indefinite-lived tradename. The $2.5 million of other restructuring costs incurred during the year ended May 31, 2023, is associated with the impairment of an indefinite-lived tradename. See Note C, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements below for further description.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2022	$-	$-	$-	$-
Additions charged to expense	8,502	621	2,537	11,660
Cash payments charged against reserve	(5,486)	(121)	-	(5,607)
Non-cash charges and other adjustments	(299)	(500)	(2,537)	(3,336)
Balance at May 31, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	23,982	1,471	4,555	30,008
Cash payments charged against reserve	(9,381)	(1,423)	-	(10,804)
Non-cash charges and other adjustments	33	(30)	(4,555)	(4,552)
Balance at May 31, 2024	$17,351	$18	$-	$17,369

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the years ended May 31, 2024 and 2023, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of June 1, 2022	$453,651	$201,815	$515,597	$166,805	$1,337,868
Acquisitions	7,306	868	16,952	281	25,407
Divestitures	-	-	-	(15,723)	(15,723)
Impairments	-	(36,745)	-	-	(36,745)
Translation adjustments & other	(10,402)	(4,206)	(1,322)	(1,289)	(17,219)
Balance as of May 31, 2023	450,555	161,732	531,227	150,074	1,293,588
Acquisitions	11,993	-	-	-	11,993
Transfers	(11,414)	11,414	-	-	-
Translation adjustments & other	333	670	1,751	576	3,330
Balance as of May 31, 2024	$451,467	$173,816	$532,978	$150,650	$1,308,911

Total accumulated goodwill impairment losses were $193.0 million at May 31, 2024. Of the accumulated balance, $141.4 million is included in our SPG segment, $14.9 million is included in our CPG segment, and $36.7 million is included in our PCG segment. There were no impairment losses recorded during fiscal 2024.

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

USL Restructuring in the First Quarter of Fiscal 2024

Effective June 1, 2023, certain businesses of our USL reporting unit were transferred to our Fibergrate, Carboline and Stonhard reporting units within our PCG segment. As a result of this change, USL was no longer designated as a separate reporting unit and any remaining goodwill was transferred to the reporting units noted above. Additionally, during the three-month period ended August 31, 2023, we recognized a loss on sale of $4.5 million in connection with the divestiture of Universal Sealants' (USL) Bridgecare services division, which is a contracting business focused on the installation of joints and waterproofing in the U.K. The loss on this sale is included in SG&A in our Consolidated Statements of Income and net (gain) on sales of assets and businesses in our Consolidated Statements of Cash Flows.

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

After recording the goodwill impairment charge of $36.7 million, $1.1 million of goodwill remained on the USL balance sheet as of May 31, 2023.

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

Other intangible assets consist of the following major classes:

		Gross		Net Other
	Amortization	Carrying	Accumulated	Intangible
(In thousands)	Period (In Years)	Amount	Amortization	Assets
As of May 31, 2024
Amortized intangible assets
Formulae	9 to 33	$238,671	$(200,846)	$37,825
Customer-related intangibles	5 to 33	508,398	(302,783)	205,615
Trademarks/names	5 to 40	35,476	(24,848)	10,628
Other	3 to 30	25,060	(23,200)	1,860
Total Amortized Intangibles		807,605	(551,677)	255,928
Indefinite-lived intangible assets
Trademarks/names		257,044	-	257,044
Total Other Intangible Assets		$1,064,649	$(551,677)	$512,972
As of May 31, 2023
Amortized intangible assets
Formulae	9 to 33	$236,486	$(190,981)	$45,505
Customer-related intangibles	5 to 33	506,618	(275,369)	231,249
Trademarks/names	5 to 40	35,374	(23,792)	11,582
Other	3 to 30	32,583	(27,329)	5,254
Total Amortized Intangibles		811,061	(517,471)	293,590
Indefinite-lived intangible assets
Trademarks/names		261,401	-	261,401
Total Other Intangible Assets		$1,072,462	$(517,471)	$554,991

The aggregate intangible asset amortization expense for the fiscal years ended May 31, 2024, 2023 and 2022 was $39.1 million, $43.5 million and $45.7 million, respectively. For the next five fiscal years, we estimate annual intangible asset amortization expense related to our existing intangible assets to approximate the following: fiscal 2025 — $43.3 million, fiscal 2026 — $30.3 million, fiscal 2027 — $28.7 million, fiscal 2028 — $26.3 million and fiscal 2029 — $25.1 million.

NOTE D — MARKETABLE SECURITIES

The following tables summarize available-for-sale debt securities held at May 31, 2024 and 2023 by asset type:

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2024
Fixed maturity:
U.S. treasury and other government	$28,338	-	$5	-	$(1,784)	$26,559
Corporate bonds	146	-	4	-	(12)	138
Total available-for-sale debt securities	$28,484		$9		$(1,796)	$26,697

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2023
Fixed maturity:
U.S. treasury and other government	$28,841	$23	$(1,843)	$27,021
Corporate bonds	147	6	(12)	141
Total available-for-sale debt securities	$28,988	$29	$(1,855)	$27,162

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

Available-for-sale debt securities are included in other current and long-term assets totaling $6.5 million and $20.2 million at May 31, 2024, respectively, and included in other current and long-term assets totaling $5.1 million and $22.1 million at May 31, 2023, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss), net of applicable taxes, within stockholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds it related fair value.

As of May 31, 2024 and 2023, we held approximately $127.6 million and $121.2 million in marketable equity securities, respectively. Realized and unrealized gains and losses on marketable equity securities are included in Investment (Income) Expense, Net in the Consolidated Statements of Income. Refer to Note A(15), “Summary of Significant Accounting Policies - Investment (Income) Expense, Net,” to the Consolidated Financial Statements for further details.

Summarized below are the available-for-sale debt securities we held at May 31, 2024 and 2023 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	May 31, 2024		May 31, 2023
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$25,464	$(1,796)	$24,245	$(1,855)
Unrealized losses with a loss position for less than 12 months	4,866	(36)	6,285	(72)
Unrealized losses with a loss position for more than 12 months	20,598	(1,760)	17,960	(1,783)

We have reviewed all the securities included in the table above and have concluded that we have the ability and intent to hold these investments until their cost can be recovered, based upon the severity and duration of the decline. The decline in fair value is largely due to changes in interest rates and other market conditions. We have evaluated these securities and have determined no allowance for credit losses is necessary for these investments.

The net carrying values of available-for-sale debt securities at May 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$6,589	$6,502
One year through five years	16,548	15,816
Six years through ten years	2,929	2,638
After ten years	2,418	1,741
	$28,484	$26,697

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,559	$-	$26,559
Corporate bonds	-	138	-	138
Total available-for-sale debt securities	-	26,697	-	26,697
Marketable equity securities:
Stocks-foreign	1,518	-	-	1,518
Stocks-domestic	9,028	-	-	9,028
Mutual funds - foreign	-	39,114	-	39,114
Mutual funds - domestic	-	77,966	-	77,966
Total marketable equity securities	10,546	117,080	-	127,626
Contingent consideration	-	-	(2,229)	(2,229)
Total	$10,546	$143,777	$(2,229)	$152,094

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$27,021	$-	$27,021
Corporate bonds	-	141	-	141
Total available-for-sale debt securities	-	27,162	-	27,162
Marketable equity securities:
Stocks-foreign	786	-	-	786
Stocks-domestic	5,009	-	-	5,009
Mutual funds - foreign	-	40,074	-	40,074
Mutual funds - domestic	-	75,284	-	75,284
Total marketable equity securities	5,795	115,358	-	121,153
Contingent consideration	-	-	(2,686)	(2,686)
Total	$5,795	$142,520	$(2,686)	$145,629

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During fiscal 2024, we paid approximately $1.1 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the year. During fiscal 2023, we increased our accrual by $2.6 million related to fair value adjustments and paid approximately $10.4 million for settlements of contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2023. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At May 31, 2024 and 2023, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of May 31, 2024 and 2023 are as follows:

	At May 31, 2024
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$237,379	$237,379
Long-term debt, including current portion	2,127,148	1,979,359

	At May 31, 2023
(In thousands)	Carrying Value	Fair Value
Cash and cash equivalents	$215,787	$215,787
Long-term debt, including current portion	2,683,809	2,490,863

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

In May 2022, the cash flow hedges and cross-currency swaps were terminated, and we received cash in the amount of $11.6 million, representing the fair value of the swap and interest accrued through the date of termination. Accordingly, hedge accounting was discontinued. For the cash flow hedges, a hedge accounting reserve balance within AOCI of $1.9 million remained and was amortized to interest expense in the Consolidated Statements of Income through the original termination date of the underlying hedged debt in February 2023. Changes in the fair value of the cross-currency swaps were recorded as cumulative translation adjustment within AOCI and will remain in AOCI until either the sale or substantially complete liquidation of the hedged subsidiaries. As such, there were no assets or liabilities recognized in the Consolidated Balance Sheets as of May 31, 2024 and May 31, 2023 for derivatives designated as hedges.

The following table summarizes the location and effects of our derivatives instruments on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Income for gains or losses initially recognized in AOCI in the Consolidated Balance Sheets:

	Pretax gain/(loss) recognized in AOCI				Pretax gain/(loss) reclassified from AOCI into Income
(In thousands)	Year Ended May 31,				Year Ended May 31,
Derivatives in hedging relationships	2024	2023	2022	Income Statement Location	2024	2023	2022
Interest Rate Swap (Cash Flow)	$-	$-	$4,508	Interest (Expense) Income	$-	$-	$(3,272)
Cross Currency Swap (Cash Flow)	-	-	15,494	Interest Income	-	1,766	611
Cross Currency Swap (Cash Flow)	-	-	-	Foreign Exchange (Loss)	-	-	14,758
Cross Currency Swap (Net Investment)	-	-	40,471	Gain or (loss) on sale of subsidiary	-	-	-
Total	$-	$-	$60,473		$-	$1,766	$12,097

Derivatives Not Designated as Hedges

At May 31, 2024 and 2023, we held one foreign currency forward contract at each period end designed to reduce our exposure to changes in the cash flows of intercompany foreign-currency-denominated loans related to changes in foreign currency exchange rates by fixing the functional currency cash flows. These contracts have not been designated as hedges; therefore, the changes in fair value of the contracts are recognized in earnings as a component of SG&A expenses. Amounts recognized in earnings and in the Consolidated Balance Sheets did not have a material impact on our Consolidated Financial Statements for any period presented. As of May 31, 2024, and May 31, 2023, the notional amounts of the forward contract held to purchase foreign currencies was $113.7 million and $43.6 million, respectively.

Disclosure About Derivative Instruments

All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. We determine the fair value of our derivatives based on valuation methods, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves, foreign currency rates, as well as future and basis point spreads, as applicable. Cash flows related to derivatives that are designated as hedges are classified in the same manner as the item being hedged.

NOTE G — BORROWINGS

A description of long-term debt follows:

May 31,	2024	2023
(In thousands)
Revolving credit facility with a syndicate of banks, through August 1, 2027 (1)	$342,630	$610,947
Accounts receivable securitization program with two banks, through May 19, 2025 (2)	129,813	174,885
Unsecured term loan due August 1, 2025 (3)	-	249,772
Unsecured 3.75% notes due March 15, 2027 (4)	398,728	398,292
Unsecured 4.55% senior notes due March 1, 2029 (5)	348,082	347,686
Unsecured 2.95% notes due January 15, 2032 (6)	297,176	296,815
Unsecured 5.25% notes due June 1, 2045 (7)	298,987	298,913
Unsecured 4.25% notes due January 15, 2048 (8)	297,080	296,962
Other obligations, including finance leases and unsecured notes payable at various rates of interest due in installments through 2033	14,652	9,537
	2,127,148	2,683,809
Less: current portion	136,213	178,588
Total Long-Term Debt, Less Current Maturities	$1,990,935	$2,505,221
(1)
Interest as of May 31, 2024 was 6.5300% for the USD denominated swingline account, which is tied to SOFR; 5.0546% on EUR denominated debt which is tied to ESTR; and 6.3326% on GBP denominated debt, which is tied to the Sterling Overnight Index Average. The debt balances outstanding, excluding deferred financing fees, as of May 31, 2024 for the USD denominated swingline, EUR denominated revolver, and GBP denominated debt were as follows: $15.8 million, $299.4 million, and $29.5 million.

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

As of May 31, 2024 and 2023, the revolving credit facility is adjusted for debt issuance costs, net of amortization, for approximately $2.1 million and $2.8 million, respectively.

(2)
As of May 31, 2024, the accounts receivable securitization program is adjusted for debt issuance costs, net of amortization, of approximately $0.2 million.
(3)
On December 27, 2023, we prepaid the $250.0 million of principal outstanding on our term loan which had a maturity date of August 1, 2025. As of May 31, 2023, the term loan was adjusted for deferred financing fees, net of amortization, of approximately $0.2 million.
(4)
The $400.0 million face amount of the notes due 2027 is adjusted for the amortization of the original issue discount, which approximated $0.2 million at May 31, 2024 and 2023. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 3.767%. At May 31, 2024 and 2023, the notes are adjusted for debt issuance costs, net of amortization, for approximately $1.1 million and $1.5 million, respectively.

(5)
The $350.0 million aggregate principal amount of the notes due 2029 is adjusted for the amortization of the original issue discount, which approximated $0.3 million at May 31, 2024 and 2023. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, was 4.568%. At May 31, 2024 and 2023, the notes are adjusted for debt issuance costs, net of amortization, for approximately $1.6 million and $2.0 million, respectively.
(6)
The $300.0 million face amount of the notes due 2032 is adjusted for the amortization of the original issue discount, which approximated $0.5 million and $0.6 million at May 31, 2024 and 2023, respectively. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 2.976%. At May 31, 2024 and 2023, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.3 million and $2.6 million, respectively.
(7)
The $250.0 million face amount of the notes due 2045 is adjusted for the amortization of the original issue discount, which approximated $1.3 million at May 31, 2024 and 2023. The original issue discount effectively reduced the ultimate proceeds from the financing. The effective interest rate on the notes, including the amortization of the discount, is 5.29%. In March 2017, as a further issuance of the 5.25% notes due 2045, we closed an offering of $50.0 million aggregate principal, which is adjusted for the unamortized premium received at issuance, which approximated $2.7 million at May 31, 2024 and 2023. The premium effectively increased the proceeds from the financing. The effective interest rate on the $50.0 million notes issued March 2017 is 4.839%. At May 31, 2024 and 2023, the notes are adjusted for debt issuance costs, net of amortization, for approximately $2.4 million and $2.5 million, respectively.
(8)
The $300.0 million face amount of the notes due 2048 is adjusted for the debt issuance cost, net of amortization, which approximated $2.9 million and $3.0 million at May 31, 2024 and 2023, respectively. The effective interest rate on the notes is 4.25%.

The aggregate maturities of long-term debt for the five years subsequent to May 31, 2024 are as follows: fiscal 2025 — $136.2 million; fiscal 2026 — $4.2 million; fiscal 2027 — $402.2 million; fiscal 2028 — $345.6 million; fiscal 2029 — $350.4 million and thereafter $901.2 million. Additionally, at May 31, 2024, we had unused lines of credit totaling $1,125.3 million.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1,362.6 million at May 31, 2024. Our debt-to-capital ratio was 45.9% at May 31, 2024, compared with 55.5% at May 31, 2023.

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

As of May 31, 2024, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 1.61 to 1, while our interest coverage ratio was 10.18 to 1. Our available liquidity under our Revolving Credit Facility stood at $1,005.3 million at May 31, 2024.

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

Accounts Receivable Securitization Program

On May 9, 2014, we entered into a $200.0 million accounts receivable securitization facility (the “AR Program”). On March 18, 2021, we amended the AR Program to a maximum availability of $250 million during all borrowing periods and an extended facility termination date of May 21, 2024, which was subsequently extended to May 19, 2025. The AR Program was entered into pursuant to

(1) a second amended and restated receivables sales agreement, dated as of May 9, 2014, and subsequently amended on August 29, 2014; November 3, 2015; December 31, 2016; March 31, 2017; and June 5, 2020 (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) an amended and restated receivables purchase agreement, dated as of May 9, 2014 and subsequently amended on February 25, 2015 and May 2, 2017, May 22, 2020, March 18, 2021, and March 23, 2023 (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

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

The maximum availability under the AR Program is $250.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program. As of May 31, 2024, there was $130.0 million outstanding under the AR Program, which compares with the maximum availability on that date of $250.0 million.

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

As set forth in Amendment No. 9 to the Purchase Agreement effective May 20, 2024, we extended the AR Program termination date from May 21, 2024 to May 19, 2025. As a result of Amendment No. 9, there were no changes to the interest rate or the monthly unused commitment fee to the Purchasers.

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

Term Loan Facility Credit Agreement

On February 21, 2020, we and our subsidiary, RPM Europe Holdco B.V. (formerly “RPM New Horizons Netherlands, B.V”) (the “Foreign Borrower”), entered into an unsecured syndicated term loan facility credit agreement (the “New Credit Facility”) with the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders. The New Credit Facility provided for a $300.0 million term loan to us and a $100.0 million term loan to the Foreign Borrower (together, the “Term Loans”), each of which was fully advanced on the closing date. In May of 2022, we paid down the $100.0 million term loan to the Foreign Borrower.

On August 1, 2022, we amended the New Credit Facility and paid down the borrowings outstanding on the term loan to $250.0 million. On December 27, 2023, we prepaid the $250.0 million of principal outstanding on our term loan which had a maturity date of August 1, 2025.

5.250% Notes due 2045 and 3.750% Notes due 2027

On March 2, 2017, we issued $50.0 million aggregate principal amount of 5.250% Notes due 2045 (the “2045 Notes”) and $400.0 million aggregate principal amount of 3.750% Notes due 2027 (the “2027 Notes”). The 2045 Notes are a further issuance of the $250.0 million aggregate principal amount of 5.250% Notes due 2045 initially issued by us on May 29, 2015. Interest on the 2045 Notes is payable semiannually in arrears on June 1st and December 1st of each year at a rate of 5.250% per year. The 2045 Notes mature on June 1, 2045. Interest on the 2027 Notes is payable semiannually in arrears on March 15th and September 15th of each year, at a rate of 3.750% per year. The 2027 Notes mature on March 15, 2027. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

2.950% Notes due 2032

On January 25, 2022, we closed an offering for $300.0 million aggregate principal amount of 2.950% Notes due 2032. The proceeds from the 2032 notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest on the Notes accrues from January 25, 2022 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2022, at a rate of 2.950% per year. The notes mature on January 15, 2032. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

Income before income taxes as shown in the Consolidated Statements of Income is summarized below for the periods indicated.

Year Ended May 31,	2024	2023	2022
(In thousands)
United States	$625,167	$557,401	$342,834
Foreign	162,670	91,981	263,965
Income Before Income Taxes	$787,837	$649,382	$606,799

Provision (benefit) for income taxes consists of the following for the periods indicated:

Year Ended May 31,	2024	2023	2022
(In thousands)
Current:
U.S. federal	$109,869	$91,749	$60,818
State and local	31,996	25,972	19,495
Foreign	62,168	45,694	59,087
Total Current	204,033	163,415	139,400
Deferred:
U.S. federal	(2,263)	16,969	(24,025)
State and local	618	4,359	2,489
Foreign	(3,993)	(15,092)	(3,531)
Total Deferred	(5,638)	6,236	(25,067)
Provision for Income Taxes	$198,395	$169,651	$114,333

The significant components of deferred income tax assets and liabilities as of May 31, 2024 and 2023 were as follows:

	2024	2023
(In thousands)
Deferred income tax assets related to:
Inventories	$17,772	$18,811
Accrued compensation and benefits	17,649	18,331
Accrued other expenses	19,058	21,037
Deferred income and other long-term liabilities	31,204	30,239
Credit, net operating, interest and capital loss carryforwards	87,590	75,366
Net unrealized loss on securities	-	3,373
Research and development	33,076	17,360
Pension and other postretirement benefits	-	11,813
Total Deferred Income Tax Assets	206,349	196,330
Less: valuation allowances	(30,021)	(30,033)
Net Deferred Income Tax Assets	176,328	166,297
Deferred income tax (liabilities) related to:
Depreciation	(132,007)	(123,421)
Amortization of intangibles	(125,553)	(116,763)
Unremitted foreign earnings	(4,055)	(990)
Net unrealized gain on securities	(1,305)	-
Pension and other postretirement benefits	(1,108)	-
Total Deferred Income Tax (Liabilities)	(264,028)	(241,174)
Deferred Income Tax Assets (Liabilities), Net	$(87,700)	$(74,877)

As of May 31, 2024, we had foreign tax credit carryforwards of $38.3 million, which expire at various dates through fiscal 2034. Additionally, as of May 31, 2024, we had approximately $0.7 million of net tax benefits associated with state net operating loss carryforwards and state tax credit carryforwards, some of which expire at various dates beginning in fiscal 2025.

As of May 31, 2024, we had foreign net operating losses of approximately $95.0 million and interest deduction carryforwards of approximately $74.1 million, totaling approximately $169.1 million. Of these carryforward amounts, approximately $17.2 million will expire at various dates beginning in fiscal 2025 and approximately $151.9 million have an indefinite carryforward period. Additionally, as of May 31, 2024, we had foreign capital loss carryforwards of approximately $24.1 million that can be carried forward indefinitely.

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

Total valuation allowances approximating $30.0 million have been recorded as of May 31, 2024 and 2023, respectively. These recorded valuation allowances relate primarily to certain foreign interest expense deductions and foreign net operating losses, certain state net operating losses, and net foreign deferred tax assets.

The following table reconciles income tax expense (benefit) computed by applying the U.S. statutory federal income tax rate against income (loss) before income taxes to the provision (benefit) for income taxes:

Year Ended May 31,	2024	2023	2022
(In thousands, except percentages)
Income tax expense at the U.S. statutory federal income tax rate	$165,446	$136,370	$127,428
Foreign rate differential and other foreign tax adjustments	4,342	1,535	6,278
State and local income taxes, net	28,000	22,017	20,393
Impact of GILTI provisions	3,548	4,217	1,709
Nondeductible business expense	1,944	1,257	532
Valuation allowance	(754)	1,199	(32,720)
Deferred tax liability for unremitted foreign earnings	3,658	-	(10,686)
Changes in unrecognized tax benefits	2,209	(3,334)	(1,682)
Equity-based compensation	(5,496)	(3,482)	(1,776)
Nondeductible goodwill impairment	-	7,264	-
Other	(4,502)	2,608	4,857
Provision for Income Tax Expense	$198,395	$169,651	$114,333
Effective Income Tax Rate	25.2%	26.1%	18.8%

Uncertain income tax positions are accounted for in accordance with ASC 740. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2024	2023	2022
Balance at June 1	$2.9	$5.7	$7.5
Additions for tax positions of prior years	3.4	0.1	-
Reductions for tax positions of prior years	(1.4)	(2.8)	(1.7)
Settlements	(0.5)	-	-
Foreign currency translation	-	(0.1)	(0.1)
Balance at May 31	$4.4	$2.9	$5.7

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at May 31, 2024, 2023 and 2022 was $4.4 million, $2.9 million and $5.6 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2024, 2023 and 2022, the accrual for interest and penalties was $3.0 million, $2.2 million and $3.2 million, respectively. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year.

We file income tax returns in the United States and in various state, local and foreign jurisdictions. With limited exceptions, we are subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal 2017 through 2024. We are currently under examination, or have been notified of an upcoming tax examination, for various non-U.S. and domestic state and local jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

Our deferred tax liability for unremitted foreign earnings was $4.1 million as of May 31, 2024, which represents our estimate of the net tax cost associated with the deemed remittance of $285.6 million of foreign earnings that are not considered to be permanently reinvested.

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining $1.2 billion of foreign unremitted earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of May 31, 2024. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining unremitted earnings of foreign subsidiaries were distributed to the United States. Due to the uncertainties and complexities involved in the various options for repatriation of foreign earnings, it is not practical to calculate the deferred taxes associated with the remaining foreign earnings.

The Organization for Economic Co-operation and Development (OECD) has proposed a framework comprised of rules and models, collectively referred to as Pillar Two (P2), that are designed to ensure that certain multi-national enterprises pay a minimum tax rate of 15% on reported profits arising in each jurisdiction where they operate. Although the OECD provided a framework for applying the minimum tax, individual countries have and may continue to enact P2 rules that are different than the OECD framework. Generally, P2 will have first effect for us in fiscal 2026. While we continue to monitor P2 developments, we do not anticipate that P2 will have a material impact on our long-term financial position.

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

During the fiscal year ended May 31, 2024, we repurchased 526,113 shares of our common stock at a cost of approximately $55.0 million, or an average cost of $104.50 per share, under this program. During the fiscal year ended May 31, 2023, we repurchased 598,653 shares of our common stock at a cost of approximately $50.0 million, or an average cost of $83.52 per share, under this program. During the fiscal year ended May 31, 2022, we repurchased 601,155 shares of our common stock at a cost of approximately $52.5 million, or an average cost of $87.33 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $262.3 million at May 31, 2024.

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

The following table represents total stock-based compensation expense included in our Consolidated Statements of Income:

Year Ended May 31,	2024	2023	2022
(In thousands)
Stock-based compensation expense, included in SG&A	$25,925	$28,723	$40,114
Stock-based compensation expense, included in restructuring expense	-	(50)	630
Total stock-based compensation cost	25,925	28,673	40,744
Income tax (benefit)	(3,627)	(4,234)	(5,621)
Total stock-based compensation cost, net of tax	$22,298	$24,439	$35,123

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

The following is a summary of our weighted-average assumptions related to SARs grants made during the last three fiscal years:

Year Ended May 31,	2024	2023	2022
Risk-free interest rate	3.9%	3.0%	0.9%
Expected life of option - years	6.0	6.0	6.0
Expected dividend yield	1.8%	2.0%	1.8%
Expected volatility rate	24.6%	23.6%	24.1%

The 2014 Omnibus Plan was approved by our stockholders on October 9, 2014, and amendments to the 2014 Omnibus Plan were subsequently approved by our stockholders in 2018 and 2019. The 2014 Omnibus Plan provides us with the flexibility to grant a wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, and is intended to be the primary stock-based award program for covered associates. SARs are issued at fair value at the date of grant, have up to ten-year terms and have graded-vesting terms over four years. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. Currently all SARs outstanding are to be settled with stock. As of May 31, 2024, there were 1,989,900 SARs outstanding.

The following tables summarize option and share-based payment activity (including SARs) under these plans during the fiscal year ended May 31, 2024:

	2024
Share-Based Payments	Weighted Average Exercise Price	Number of Shares Under Option
(Shares in thousands)
Balance at June 1, 2023	$68.19	2,288
Options granted	93.51	300
Options exercised	56.42	(598)
Balance at May 31, 2024	75.54	1,990
Exercisable at May 31, 2024	$67.98	1,180

SARs	2024	2023	2022
(In thousands, except per share amounts)
Weighted-average grant-date fair value per SAR	$24.04	$18.09	$16.72
Fair value of SARS vested	$15.28	$14.19	$13.49
Intrinsic value of options exercised	$12.37	$11.26	$13.77
Tax benefit from options exercised	$6,049	$3,292	$88

At May 31, 2024, the aggregate intrinsic value and weighted-average remaining contractual life of options outstanding was $72.7 million and 6.39 years, respectively, while the aggregate intrinsic value and weighted-average remaining contractual life of options exercisable was $52.1 million and 5.21 years, respectively.

At May 31, 2024, the total unamortized stock-based compensation expense related to SARs that were previously granted was $10.7 million, which is expected to be recognized over 2.48 years. We anticipate that approximately 2.0 million shares at a weighted-average exercise price of $75.52 and a weighted-average remaining contractual term of 6.38 years are vested or expected to vest under these plans.

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

The following table summarizes the share-based performance-earned restricted stock (“PERS”) and performance stock units (“PSUs”) activity during the fiscal year ended May 31, 2024:

	Weighted-Average
	Grant-Date
	Fair Value	2024
(Shares in thousands)
Balance at June 1, 2023	$83.17	906
Shares granted	93.74	344
Shares forfeited	85.97	(17)
Shares vested	81.07	(357)
Balance at May 31, 2024	$88.13	876

The weighted-average grant-date fair value was $93.74, $81.03 and $86.88 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. The restricted stock and performance stock cliff vest after three years. Nonvested restricted shares of common stock under the 2014 Omnibus Plan are eligible for dividend payments, while performance stock units are not eligible for dividend payments. At May 31, 2024, remaining unamortized deferred compensation expense for performance-earned restricted stock totaled $13.1 million. The remaining amount is being amortized over the applicable vesting period for each participant.

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

The following table sets forth such awards for the year ended May 31, 2024:

Performance Stock Units ("PSUs")	Shares Granted	Weighted-Average Grant Date Fair Value	Shares Outstanding as of May 31, 2024	Unamortized Expense, as of May 31, 2024
(In thousands, except per share amounts)
2021 PSUs (1)	158	$86.93	134	$—
2022 PSU's (2)	162	$81.01	151	$1,584
2023 PSU's (3)	176	$93.51	174	$8,212
(1)
The "2021 PSUs" were granted on July 21, 2021. The expense has been fully recognized, in line with the final results achieved for the three-year performance plan.
(2)
The "2022 PSUs were granted on July 18, 2022. The unamortized expense is expected to be recognized over a weighted average period of 1.0 years.
(3)
The "2023 PSUs were granted on July 19, 2023. The unamortized expense is expected to be recognized over a weighted average period of 2.0 years.

The 2003 Plan was approved on October 10, 2003 by our stockholders and was established primarily for the purpose of recruiting and retaining directors and to align the interests of directors with the interests of our stockholders. Only directors who are not our associates are eligible to participate. Under the 2003 Plan, up to 500,000 shares of our common stock may be awarded, with awards cliff vesting over a three-year period. The shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan. The following table summarizes the share-based activity under the 2003 Plan and 2014 Omnibus Plan related to directors during fiscal 2024:

	Weighted-Average
	Grant-Date
	Fair Value	2024
(Shares in thousands)
Balance at June 1, 2023	$87.75	52
Shares granted to directors	98.61	18
Shares vested	87.35	(19)
Balance at May 31, 2024	$91.70	51

The weighted-average grant-date fair value was $98.61, $92.87 and $81.53 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. Unamortized deferred compensation expense relating to restricted stock grants for directors of $2.4 million at May 31, 2024, is being amortized over the applicable remaining vesting period for each director. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments. The shares available for grant out of the 2003 Plan have been exhausted, and all future grants will be issued from the 2014 Omnibus Plan.

During fiscal 2024, a total of 25,643 shares were awarded under the 2014 Omnibus Plan to certain associates as supplemental retirement benefits, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceding the date of the grant. The following table sets forth such awards for the year ended May 31, 2024:

	Weighted-Average
	Grant-Date
	Fair Value	2024
(Shares in thousands)
Balance at June 1, 2023	$41.37	390
Shares granted	93.51	26
Shares exercised	43.78	(32)
Balance at May 31, 2024	$44.82	384

The weighted-average grant-date fair value was $93.51, $81.01 and $86.93 for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. As noted above, no shares remain available for future grant under the 2007 Plan, and future issuances of shares as supplemental retirement benefits are made under the 2014 Omnibus Plan. At May 31, 2024, unamortized stock-based compensation expense of $4.6 million relating to the 2014 Omnibus Plan is being amortized over the applicable vesting period associated with each participant.

The following table summarizes the activity for all nonvested restricted shares during the year ended May 31, 2024:

	Weighted-Average
	Grant-Date Fair	Number of
	Value	Shares
(Shares in thousands)
Balance at June 1, 2023	$81.66	1,078
Granted	93.95	388
Vested	77.86	(421)
Forfeited	85.97	(17)
Balance at May 31, 2024	$87.80	1,028

The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. Total unrecognized compensation cost related to all nonvested awards of restricted shares of common stock was $29.9 million as of May 31, 2024. The remaining weighted-average contractual term of nonvested restricted shares at May 31, 2024 is the same as the period over which the remaining cost of the awards will be recognized, which is approximately 2.47 years. We did not receive any cash from associates as a result of associate vesting and release of restricted shares for the year ended May 31, 2024.

The following table summarizes the grant date and vested values of restricted shares during the last three fiscal years:

Year Ended May 31,	Weighted-Average Grant Date Fair Value	Fair Value of Restricted Shares Vested	Shares of Restricted Stock Vested	Intrinsic Value of Restricted Shares Vested
(In thousands, except per share amounts)
2022	$86.68	$27,163	441	$33,032
2023	$81.95	$28,553	432	$33,186
2024	$93.95	$32,842	421	$38,608

NOTE K — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments (1)	Derivatives (2)	Securities	Total
Balance at May 31, 2021	$(300,365)	$(190,610)	$(23,982)	$73	$(514,884)
Current period comprehensive (loss) income	(98,834)	31,802	60,669	(1,785)	(8,148)
Income taxes associated with current period comprehensive (loss) income	3,726	(7,763)	(14,491)	3	(18,525)
Amounts reclassified from accumulated other comprehensive income (loss)	-	17,276	(12,097)	59	5,238
Income taxes reclassified into earnings	-	(4,088)	3,072	(2)	(1,018)
Balance at May 31, 2022	(395,473)	(153,383)	13,171	(1,652)	(537,337)
Current period comprehensive (loss) income	(71,772)	(12,242)	-	(482)	(84,496)
Income taxes associated with current period comprehensive (loss) income	1,870	2,785	-	4	4,659
Amounts reclassified from accumulated other comprehensive income (loss)	-	18,363	(1,766)	(67)	16,530
Income taxes reclassified into earnings	-	(4,287)	-	(4)	(4,291)
Balance at May 31, 2023	(465,375)	(148,764)	11,405	(2,201)	(604,935)
Current period comprehensive income (loss)	3,276	66,592	-	205	70,073
Income taxes associated with current period comprehensive income (loss)	252	(15,769)	-	(56)	(15,573)
Amounts reclassified from accumulated other comprehensive income (loss)	-	17,416	-	(165)	17,251
Income taxes reclassified into earnings	-	(4,122)	-	16	(4,106)
Balance at May 31, 2024	$(461,847)	$(84,647)	$11,405	$(2,201)	$(537,290)

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

NOTE L — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended May 31, 2024, 2023 and 2022:

Year Ended May 31,	2024	2023	2022
(In thousands, except per share amounts)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$588,397	$478,691	$491,481
Less: Allocation of earnings and dividends to participating securities	(2,630)	(2,156)	(3,924)
Net income available to common shareholders - basic	585,767	476,535	487,557
Reverse: Allocation of earnings and dividends to participating securities	-	2,156	3,924
Add: Undistributed earnings reallocated to unvested shareholders	8	-	-
Net income available to common shareholders - diluted	$585,775	$478,691	$491,481
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,767	127,507	127,948
Average diluted options and awards	573	1,309	1,632
Total shares for diluted earnings per share (1)	128,340	128,816	129,580
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$4.58	$3.74	$3.81
Method used to calculate basic earnings per share	Two-Class	Two-Class	Two-Class
Diluted Earnings Per Share of Common Stock	$4.56	$3.72	$3.79
Method used to calculate diluted earnings per share	Two-Class	Treasury	Treasury
(1)
The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the years ended May 31, 2024, 2023 and 2022, approximately 260,000, 750,000 and 655,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE M — LEASES

We have leases for manufacturing facilities, warehouses, office facilities, equipment, and vehicles, which are primarily classified and accounted for as operating leases. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term from one to five years or more. In addition, certain leases contain termination options, where the rights to terminate are held by either us, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that we will exercise that option. We have made an accounting policy election not to recognize right-of-use ("ROU") assets and lease liabilities for leases with a term of twelve months or less, with no renewal option that we are reasonably certain to exercise. ROU assets and lease liabilities are recognized based on the present value of the fixed and in-substance fixed lease payments over the lease term at the commencement date. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. We use our incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases, as our leases do not have readily determinable implicit discount rates. Our incremental borrowing rate is the rate of interest that we would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. We determine the incremental borrowing rates for our leases by adjusting the local risk-free interest rate with a credit risk premium corresponding to our credit rating.

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

The following represents our lease costs as of May 31, 2024, 2023 and 2022:

May 31,	2024	2023	2022
(In thousands)
Operating lease expense	$87,225	$78,783	$78,479
Variable lease expense	15,305	13,550	10,795
Short-term lease expense	2,104	1,960	2,132

The following represents our supplemental cash flow, balance sheet, and other required disclosures as of May 31, 2024 and 2023:

May 31,	2024	2023
(In thousands)
Operating cash outflows from operating leases	$81,540	$74,251
Leased assets obtained in exchange for operating lease obligations	69,749	90,399

Current portion of operating leases within other accrued liabilities	$66,298	$59,590

Weighted average remaining lease term for operating leases (in years)	7.7	8.5
Weighted average discount rate for operating leases	4.2%	3.9%

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of May 31, 2024:

(In thousands)
Year ending May 31,	Operating Leases
2025	$78,528
2026	69,604
2027	57,339
2028	44,471
2029	32,730
Thereafter	134,162
Total lease payments	$416,834
Less imputed interest	69,255
Total present value of lease liabilities	$347,579

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

In conjunction with the sale, we executed a leaseback agreement commencing September 15, 2021 and expiring on September 14, 2024. During the second quarter of fiscal 2022, the lease was classified as an operating lease with total future minimum payments during the initial term of the lease of approximately $3.4 million. An incremental borrowing rate of 1.3% was used to determine the ROU asset. We recorded a $3.7 million operating lease right-of-use asset and corresponding liabilities in our Consolidated Balance Sheets during the second quarter of fiscal 2022. During the second quarter of fiscal 2024, the lease was renewed through September 14, 2026.

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

The Retirement Plan provides benefits that are based upon years of service and average compensation with accrued benefits vesting after five years. Benefits for union associates are generally based upon years of service, or a combination of years of service and average compensation. Our pension funding policy considers contributions in an amount on an annual basis that can be deducted for federal income tax purposes, using a different actuarial cost method and different assumptions from those used for financial reporting. For the fiscal year ending May 31, 2025, we are required, based on minimum funding rules, to contribute approximately $5.7 million to our foreign plans. Required contributions, based on minimum funding rules, to the retirement plans in the United States for fiscal 2025 are immaterial. During the year, we will evaluate whether to make contributions in excess of the minimum required amounts. During fiscal

2024, we contributed $41.9 million to the pension plans in the United States which was in excess of the required contribution of $0.7 million but serves to improve the funded status of the plans.

Net periodic pension cost consisted of the following for the year ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2024	2023	2022	2024	2023	2022
Service cost	$43,652	$43,558	$47,655	$3,534	$3,633	$5,023
Interest cost	35,967	28,692	15,366	7,667	6,619	4,948
Expected return on plan assets	(42,072)	(38,144)	(41,544)	(9,588)	(6,581)	(7,691)
Amortization of:
Prior service cost (credit)	2	1	5	(127)	(116)	(139)
Net actuarial losses recognized	16,822	17,948	16,900	833	473	465
Curtailment/settlement (gains) losses	-	(3)	16	(50)	188	7
Net Pension Cost	$54,371	$52,052	$38,398	$2,269	$4,216	$2,613

The changes in benefit obligations and plan assets, as well as the funded status of our pension plans at May 31, 2024 and 2023, were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Benefit obligation at beginning of year	$697,173	$703,735	$158,812	$182,534
Service cost	43,652	43,558	3,534	3,633
Interest cost	35,967	28,692	7,667	6,619
Benefits paid	(40,540)	(44,604)	(8,102)	(8,676)
Participant contributions	-	-	1,149	1,221
Plan amendments	-	4	(2)	(97)
Plan settlements/curtailments	-	(137)	(1,090)	(2,852)
Actuarial (gains) losses	(16,589)	(34,075)	3,461	(16,004)
Premiums paid	-	-	(83)	(108)
Currency exchange rate changes	-	-	714	(7,458)
Benefit Obligation at End of Year	$719,663	$697,173	$166,060	$158,812
Fair value of plan assets at beginning of year	$631,486	$616,960	$166,120	$193,375
Actual gain (loss) on plan assets	87,205	(4,294)	9,973	(15,239)
Employer contributions	41,928	63,561	5,449	6,647
Participant contributions	-	-	1,149	1,221
Benefits paid	(40,540)	(44,604)	(8,102)	(8,676)
Premiums paid	-	-	(83)	(108)
Plan settlements/curtailments	-	(137)	(1,090)	(2,852)
Currency exchange rate changes	-	-	844	(8,248)
Fair Value of Plan Assets at End of Year	$720,079	$631,486	$174,260	$166,120
Surplus/(Deficit) of plan assets versus benefit obligations at end of year	$416	$(65,687)	$8,200	$7,308
Net Amount Recognized	$416	$(65,687)	$8,200	$7,308
Accumulated Benefit Obligation	$618,413	$598,094	$156,571	$148,635

The fair value of the assets held by our pension plans has increased at May 31, 2024 since our previous measurement date at May 31, 2023, due to contributions and market returns. Total plan liabilities increased slightly due to an increase in interest cost caused by an increase in the discount rate, as well as a smaller actuarial gain than in the prior year. We have recorded an overfunded position for the net status of our pension plans. We expect pension expense in fiscal 2025 to be lower than our fiscal 2024 expense level due to an increase in expected return on plan assets and a reduction in the amortization of the net actuarial loss to be recognized. Any future declines in the value of our pension plan assets or increases in our plan liabilities could require us to increase our recorded liability for the net underfunded status of our pension plans and could also require accelerated and higher cash contributions to our pension plans.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2024 and 2023 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Noncurrent assets	$1,294	$279	$16,681	$15,641
Current liabilities	(8)	(8)	(362)	(659)
Noncurrent liabilities	(870)	(65,958)	(8,119)	(7,674)
Net Amount Recognized	$416	$(65,687)	$8,200	$7,308

The following table summarizes the relationship between our plans' benefit obligations and assets:

	U.S. Plans
	2024		2023
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$712,123	$711,245	$696,280	$630,315
Plans with accumulated benefit obligations in excess of plan assets	41	-	44	-
Plans with assets in excess of projected benefit obligations	7,540	8,834	893	1,171
Plans with assets in excess of accumulated benefit obligations	618,372	720,079	598,050	631,486

	Non-U.S. Plans
	2024		2023
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$28,469	$19,988	$26,918	$18,585
Plans with accumulated benefit obligations in excess of plan assets	25,001	17,730	24,837	17,839
Plans with assets in excess of projected benefit obligations	137,591	154,272	131,894	147,535
Plans with assets in excess of accumulated benefit obligations	131,570	156,530	123,798	148,281

The following table presents the pretax net actuarial loss and prior service (cost) credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Net actuarial loss	$(126,481)	$(205,025)	$(32,209)	$(29,764)
Prior service (costs) credits	(8)	(10)	424	530
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(126,489)	$(205,035)	$(31,785)	$(29,234)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost (credit)	$-	$4	$(1)	$(98)
Net (gain) loss arising during the year	(61,722)	8,363	3,075	5,816
Effect of exchange rates on amounts included in AOCI	-	-	133	(1,405)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) benefit	(2)	(1)	127	115
Amortization or settlement recognition of net (loss)	(16,822)	(17,945)	(783)	(660)
Total recognized in other comprehensive (income) loss	$(78,546)	$(9,579)	$2,551	$3,768

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

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic pension cost under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2024	2023	2024	2023
Discount rate	5.58%	5.26%	4.81%	4.88%
Rate of compensation increase	3.39%	3.39%	2.98%	2.97%

	U.S. Plans			Non-U.S. Plans
Net Periodic Pension Cost	2024	2023	2022	2024	2023	2022
Discount rate	5.26%	4.43%	2.76%	4.88%	4.02%	2.72%
Expected return on plan assets	7.00%	6.50%	6.50%	5.79%	3.58%	3.46%
Rate of compensation increase	3.39%	3.21%	3.19%	2.97%	2.94%	2.91%

The following tables illustrate the weighted-average actual and target allocation of plan assets:

	U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2024	2024	2023
Equity securities	55%	$399.0	$340.1
Fixed income securities	20%	151.2	129.2
Multi-class	20%	141.2	125.3
Cash	5%	28.5	36.6
Other		0.2	0.3
Total assets	100%	$720.1	$631.5

	Non-U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2024	2024	2023
Equity securities	40%	$60.4	$61.8
Fixed income securities	48%	82.9	81.5
Cash		0.2	0.1
Property and other	12%	30.8	22.7
Total assets	100%	$174.3	$166.1

The following tables present our pension plan assets as categorized using the fair value hierarchy at May 31, 2024 and 2023:

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
U.S. Treasury and other government	$-	$53,751	$-	$53,751
State and municipal bonds	-	210	-	210
Foreign bonds	-	2,480	-	2,480
Mortgage-backed securities	-	14,922	-	14,922
Corporate bonds	-	14,904	-	14,904
Stocks - large cap	44,392	-	-	44,392
Mutual funds - equity	-	354,599	-	354,599
Mutual funds - multi-class	-	141,183	-	141,183
Mutual funds - fixed	-	2,317	-	2,317
Cash and cash equivalents	28,523	-	-	28,523
Limited partnerships	-	-	74	74
Futures contracts	-	-	120	120
Investments measured at NAV (1)				62,604
Total	$72,915	$584,366	$194	$720,079
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

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
Pooled equities	$-	$60,455	$-	$60,455
Pooled fixed income	-	81,798	-	81,798
Foreign bonds	-	1,066	-	1,066
Insurance contracts	-	-	20,283	20,283
Mutual funds - Real Estate	-	10,483	-	10,483
Cash and cash equivalents	175	-	-	175
Total	$175	$153,802	$20,283	$174,260

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
U.S. Treasury and other government	$-	$49,297	$-	$49,297
State and municipal bonds	-	450	-	450
Foreign bonds	-	690	-	690
Mortgage-backed securities	-	8,515	-	8,515
Corporate bonds	-	17,376	-	17,376
Stocks - large cap	35,467	-	-	35,467
Mutual funds - equity	-	304,590	-	304,590
Mutual funds - multi-class	-	125,345	-	125,345
Mutual funds - fixed	-	2,553	-	2,553
Cash and cash equivalents	36,573	-	-	36,573
Limited partnerships	-	-	170	170
Futures contracts	-	-	112	112
Investments measured at NAV (1)				50,348
Total	$72,040	$508,816	$282	$631,486

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2023
Pooled equities	$-	$61,827	$-	$61,827
Pooled fixed income	-	80,650	-	80,650
Foreign bonds	-	774	-	774
Insurance contracts	-	-	19,136	19,136
Mutual funds - Real Estate	-	3,587	-	3,587
Cash and cash equivalents	146	-	-	146
Total	$146	$146,838	$19,136	$166,120

The following table includes the activity that occurred during the years ended May 31, 2024 and 2023 for our Level 3 assets:

		Actual Return on Plan Assets For:
	Balance at	Assets Still Held	Assets Sold	Purchases, Sales and	Balance at
(In thousands)	Beginning of Period	at Reporting Date	During Year	Settlements, net (1)	End of Period
Year ended May 31, 2024	$19,418	1,051	-	8	$20,477
Year ended May 31, 2023	23,179	(2,399)	-	(1,362)	19,418
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

We expect to pay the following estimated pension benefit payments in the next five years (in millions): $67.0 in 2025, $73.4 in 2026, $76.3 in 2027, $80.0 in 2028 and $86.5 in 2029. In the five years thereafter (2030-2034), we expect to pay $432.5 million.

In addition to the defined benefit pension plans discussed above, we also sponsor associate savings plans under Section 401(k) of the Internal Revenue Code, which cover most of our associates in the United States. We record expense for defined contribution plans for any employer-matching contributions made in conjunction with services rendered by associates. The majority of our plans provide for matching contributions made in conjunction with services rendered by associates. Matching contributions are invested in the same manner that the participants invest their own contributions. Matching contributions charged to income were $29.8 million, $27.6 million and $24.7 million for the years ending May 31, 2024, 2023 and 2022, respectively.

NOTE O — POSTRETIREMENT BENEFITS

We sponsor several unfunded-healthcare-benefit plans for certain of our retired associates, as well as postretirement life insurance for certain former associates. Eligibility for these benefits is based upon various requirements. The following table illustrates the effect on operations of these plans for the three years ended May 31, 2024:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2024	2023	2022	2024	2023	2022
Service cost	$-	$-	$-	$2,259	$1,951	$1,623
Interest cost	87	84	41	1,550	1,374	1,124
Amortization of:
Prior service (credit)	-	(121)	(161)	-	-	-
Net actuarial (gains) losses	(15)	43	61	(49)	(51)	121
Net Postretirement Benefit Cost (Income)	$72	$6	$(59)	$3,760	$3,274	$2,868

The changes in benefit obligations of the plans at May 31, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Accumulated postretirement benefit obligation at beginning of year	$1,768	$2,260	$31,037	$30,645
Service cost	-	-	2,259	1,951
Interest cost	87	84	1,550	1,374
Benefit payments	(149)	(207)	(674)	(557)
Actuarial (gains)	(85)	(369)	(7,983)	(276)
Currency exchange rate changes	-	-	(131)	(2,100)
Accumulated and accrued postretirement benefit obligation at end of year	$1,621	$1,768	$26,058	$31,037

In determining the postretirement benefit amounts outlined above, measurement dates as of May 31 for each period were applied.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2024 and 2023 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Current liabilities	$(194)	$(207)	$(895)	$(989)
Noncurrent liabilities	(1,427)	(1,561)	(25,163)	(30,048)
Net Amount Recognized	$(1,621)	$(1,768)	$(26,058)	$(31,037)

The following table presents the pretax net actuarial gain recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Net actuarial gain	$170	$99	$11,785	$3,838

The following table includes the changes recognized in other comprehensive loss (income):

	U.S. Plans		Non-U.S. Plans
(In thousands)	2024	2023	2024	2023
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) arising during the year	$(85)	$(369)	$(7,983)	$(276)
Effect of exchange rates on amounts included in AOCI	-	-	(13)	265
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	-	121	-	-
Amortization or settlement recognition of net gain (loss)	15	(44)	49	51
Total recognized in other comprehensive loss (income)	$(70)	$(292)	$(7,947)	$40

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic postretirement benefit costs under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2024	2023	2024	2023
Discount rate	5.50%	5.20%	5.03%	5.10%
Current healthcare cost trend rate	8.90%	6.00%	5.21%	5.53%
Ultimate healthcare cost trend rate	4.04%	4.03%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2049	2045	2040	2040

	U.S. Plans			Non-U.S. Plans
Net Periodic Postretirement Cost	2024	2023	2022	2024	2023	2022
Discount rate	5.20%	4.36%	2.47%	5.10%	5.13%	3.51%
Current healthcare cost trend rate	6.00%	6.23%	6.07%	5.53%	5.58%	5.68%
Ultimate healthcare cost trend rate	4.03%	4.03%	4.36%	3.70%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2045	2045	2037	2040	2040	2040

We expect to pay approximately $1.1 million to $1.4 million in estimated postretirement benefits in each of the next five years. In the five years thereafter (2030-2034), we expect to pay a cumulative total of $8.1 million.

NOTE P — CONTINGENCIES AND ACCRUED LOSSES

Accrued loss reserves consist of the following:

May 31,	2024	2023
(In thousands)
Accrued product liability and other loss reserves	$23,353	$16,995
Accrued warranty reserves	8,017	8,448
Accrued environmental reserves	1,148	1,027
Total Accrued Loss Reserves - Current	$32,518	$26,470
Accrued product liability and other loss reserves - noncurrent	$25,289	$22,849
Accrued warranty liability - noncurrent	3,604	3,328
Accrued environmental reserves - noncurrent	2,574	6,173
Total Accrued Loss Reserves - Noncurrent	$31,467	$32,350

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates, as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at May 31, 2024, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

Year Ended May 31,	2024	2023	2022
(In thousands)
Beginning Balance	$11,776	$10,905	$13,175
Deductions (1)	(34,388)	(27,851)	(26,332)
Provision charged to expense	34,233	28,722	24,062
Ending Balance	$11,621	$11,776	$10,905
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

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor was also entitled to seek recovery of some portion of its attorneys’ fees and costs. On July 3, 2023, the Ninth Circuit Court of Appeals issued its decision rejecting the distributor's arguments and denying all appellate relief to the distributor, which also rendered our cross-appeal moot. On November 15, 2023, the U.S. District Court for the Eastern District of California issued an order awarding the distributor approximately $4.4 million in connection with attorney's fees and costs the distributor allegedly incurred throughout the duration of this legal action. As a result of this order, we increased our accrual to $10.4 million as of November 30, 2023. On December 27, 2023, we paid the $6.0 million judgment, and then decreased our accrual to approximately $4.4 million. However, because we strongly disagree with the District Court's order awarding attorneys’ fees and costs to the distributor, we timely filed an appeal of this order with the Ninth Circuit Court of Appeals, which remains pending. We incurred SG&A expense of $4.4 million during fiscal 2024 related to this matter. This contingency remains a liability of the Company.

One of our subsidiaries in our Consumer reportable segment has been the subject of a proceeding in which a former supplier of that subsidiary alleges, among other claims, that the subsidiary breached certain contractual obligations. The jury trial in this matter is currently scheduled to occur in September 2024. While we continue to vigorously contest all the former supplier’s claims and alleged damages, the outcome of any legal proceeding is inherently unpredictable and subject to significant uncertainties. Given the stage of the litigation and based upon information presently known to management, we are not currently able to estimate the outcome of this proceeding or a possible range of loss, if any.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. The Consumer segment recovered $11.1 million and $20.0 million from insurance during the years ended May 31, 2024 and 2023, respectively. The insurance gain is recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows for the years ended May 31, 2024 and 2023.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

Year Ended May 31,	2024	2023	$ Change	% Change
(In thousands, except percents)
Trade accounts receivable, less allowances	$1,419,445	$1,503,040	$(83,595)	(5.6%)

Contract assets	$57,833	$49,188	$8,645	17.6%
Contract liabilities - short-term	(44,996)	(42,396)	(2,600)	6.1%
Net Contract Assets	$12,837	$6,792	$6,045

The $6.0 million increase in our net contract assets from May 31, 2023 to May 31, 2024, resulted primarily due to the timing and volume of construction jobs in progress at May 31, 2024 versus May 31, 2023. During the years ended May 31, 2024 and May 31, 2023 we recognized $38.8 million and $26.6 million of revenue, which was included in contract liabilities as of May 31, 2023 and 2022, respectively.

We also record long-term deferred revenue, which amounted to $81.7 million and $76.6 million as of May 31, 2024 and 2023, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses for the fiscal year ended May 31, 2024:

(In thousands)
Balance at June 1, 2023	$49,482
Bad debt provision	18,375
Uncollectible accounts written off, net of recoveries	(19,160)
Translation adjustments	66
Balance at May 31, 2024	$48,763

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

Effective June 1, 2023, certain Asia Pacific businesses and management structure, formerly of our CPG segment, were transferred to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Asia Pacific. As a result of this business realignment, $11.4 million of goodwill was transferred from the CPG segment to the PCG segment. Additionally, this realignment is reflected in our reportable segments beginning with fiscal 2022. As such, historical segment results have been recast to reflect the impact of this change.

Our CPG reportable segment products and services are sold throughout North America and also account for a significant portion of our international sales. Our construction product lines are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and chemicals, roofing systems, concrete admixture and repair products, building envelope solutions, parking decks, insulated cladding, firestopping, flooring systems, and weatherproofing solutions.

Our PCG reportable segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems and FRP structures.

Our Consumer reportable segment manufactures and markets professional use and DIY products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants and wood stains. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2024, 2023 and 2022, respectively. Furthermore, sales to The Home Depot, Inc. represented 23%, 23% and 25% of our Consumer segment net sales for each of the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

Our SPG reportable segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG reportable segment offers products that include restoration services equipment, colorants, nail enamels, factory applied industrial coatings, preservation products, and edible coatings and specialty glazes for pharmaceutical and food industries.

In addition to our four reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of investments and other expenses not directly associated with any reportable segment. Assets related to the corporate/other category consist primarily of investments, prepaid expenses and headquarters’ property and equipment. These corporate and other assets and expenses reconcile reportable segment data to total consolidated income before income taxes and identifiable assets.

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

Year Ended May 31,	2024	2023	2022
(In thousands)
Net Sales
CPG	$2,702,466	$2,508,805	$2,402,497
PCG	1,462,460	1,433,634	1,272,368
Consumer	2,457,949	2,514,770	2,242,047
SPG	712,402	799,205	790,816
Total	$7,335,277	$7,256,414	$6,707,728
Income (Loss) Before Income Taxes
CPG	$385,339	$300,971	$389,443
PCG	199,951	142,469	146,134
Consumer	408,200	378,157	175,084
SPG	43,784	103,279	121,937
Corporate/Other	(249,437)	(275,494)	(225,799)
Total	$787,837	$649,382	$606,799
Identifiable Assets
CPG	$2,160,352	$2,206,403	$2,075,213
PCG	1,164,165	1,209,819	1,200,638
Consumer	2,283,370	2,384,782	2,405,764
SPG	733,646	804,762	839,419
Corporate/Other	245,010	176,238	186,672
Total	$6,586,543	$6,782,004	$6,707,706
Capital Expenditures
CPG	$77,796	$109,878	$92,566
PCG	48,813	30,353	29,648
Consumer	47,679	61,500	70,227
SPG	29,720	49,801	26,939
Corporate/Other	7,868	1,979	585
Total	$211,876	$253,511	$219,965
Depreciation and Amortization
CPG	$61,427	$49,089	$47,067
PCG	24,787	23,968	23,229
Consumer	55,199	52,081	50,857
SPG	25,510	24,897	26,718
Corporate/Other	4,328	4,914	5,203
Total	$171,251	$154,949	$153,074

Year Ended May 31, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (1)
United States	$1,695,403	$875,713	$2,014,689	$599,812	$5,185,617
Foreign
Canada	265,287	90,801	165,222	5,015	526,325
Europe	483,318	231,009	233,280	79,706	1,027,313
Latin America	258,458	36,675	25,072	2,576	322,781
Asia Pacific	-	124,627	19,686	25,293	169,606
Other Foreign	-	103,635	-	-	103,635
Total Foreign	1,007,063	586,747	443,260	112,590	2,149,660
Total	$2,702,466	$1,462,460	$2,457,949	$712,402	$7,335,277

Year Ended May 31, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (1)
United States	$1,572,060	$861,190	$2,078,519	$680,159	$5,191,928
Foreign
Canada	243,608	85,812	178,678	4,084	512,182
Europe	469,064	233,872	212,558	81,260	996,754
Latin America	224,073	39,395	26,315	1,720	291,503
Asia Pacific	-	123,301	18,700	31,982	173,983
Other Foreign	-	90,064	-	-	90,064
Total Foreign	936,745	572,444	436,251	119,046	2,064,486
Total	$2,508,805	$1,433,634	$2,514,770	$799,205	$7,256,414

Year Ended May 31, 2022	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (1)
United States	$1,423,473	$739,731	$1,829,384	$647,660	$4,640,248
Foreign
Canada	265,933	76,085	144,032	7,208	493,258
Europe	509,891	235,678	221,280	99,324	1,066,173
Latin America	203,135	29,792	29,940	1,772	264,639
Asia Pacific	-	107,424	17,411	34,852	159,687
Other Foreign	65	83,658	-	-	83,723
Total Foreign	979,024	532,637	412,663	143,156	2,067,480
Total	$2,402,497	$1,272,368	$2,242,047	$790,816	$6,707,728

Year Ended May 31,	2024	2023	2022
(In thousands)
Long-Lived Assets (2)
United States	$2,591,282	$2,551,717	$2,533,568
Foreign
Canada	238,027	244,182	223,793
Europe	383,320	357,359	324,001
United Kingdom	241,788	245,411	259,956
Other Foreign	203,256	183,697	195,665
Total Foreign	1,066,391	1,030,649	1,003,415
Total	$3,657,673	$3,582,366	$3,536,983
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

Management assessed the effectiveness of RPM’s internal control over financial reporting as of May 31, 2024. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of May 31, 2024, RPM’s internal control over financial reporting is effective.

The independent registered public accounting firm Deloitte & Touche LLP, has also audited the Company’s internal control over financial reporting as of May 31, 2024, and their report thereon is included below.

/s/ Frank C. Sullivan	/s/ Russell L. Gordon
Frank C. Sullivan	Russell L. Gordon
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer

July 25, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of RPM International Inc. and subsidiaries (the “Company”) as of May 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2024, of the Company and our report dated July 25, 2024, expressed an unqualified opinion on those financial statements.

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

July 25, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended May 31, 2024, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•
With the assistance of our internal fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.
•
With the assistance of our internal fair value specialists, we evaluated the reasonableness of the weighting management applied to each valuation method and the resulting fair value derived.
•
We evaluated the impact of changes in management’s forecasts from the March 1, 2024, annual measurement date to May 31, 2024, inclusive of macroeconomic factors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 25, 2024

We have served as the Company's auditor since 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth above.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Trading Arrangements.

During the year ended May 31, 2024, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 as to our Directors appears under the caption “Proposal One - Election of Directors” in our 2024 Proxy Statement, which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2024 Proxy Statement under the heading “Delinquent Section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2024 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference. Information required by Item 408(b) of Regulation S-K is set forth in the 2024 Proxy Statement under the heading "Executive Compensation - Insider Trading Policy," which information is incorporated herein by reference.

The Charters of the Audit Committee, Compensation Committee and Governance and Nominating Committee, the Corporate Governance Guidelines and “The Values & Expectations of 168” (our code of business conduct and ethics) are available on our website at www.rpminc.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Vice President - Investor Relations and Sustainability, RPM International Inc., 2628 Pearl Road, Medina, Ohio 44256. We intend to disclose any amendments to our code of business conduct and ethics, and any waiver of our code of business conduct and ethics granted to any of our Directors or Executive Officers on our website.

The name, age and positions of each of our Executive Officers as of July 25, 2024 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	63	Chairman, President and Chief Executive Officer
Russell L. Gordon	58	Vice President and Chief Financial Officer
Edward W. Moore	67	Senior Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	57	Vice President - Corporate Benefits and Risk Management
Matthew T. Ratajczak	56	Vice President - Global Tax and Treasurer
Timothy R. Kinser	61	Vice President - Operations
Michael J. Laroche	42	Vice President, Controller and Chief Accounting Officer

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

Item 11. Executive Compensation.

The information required by this item is set forth in the 2024 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2024 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2024 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth in the 2024 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) The following documents are filed as part of this report:

1. Financial Statements. The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Balance Sheets —

May 31, 2024 and 2023

Consolidated Statements of Income —

fiscal years ended May 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended May 31, 2024

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits. The Exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	January 30, 2024

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

4.2	Indenture, dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association	Registration Statement on Form S-3 (File No. 333-195132)	April 8, 2014

4.3

Officers’ Certificate and Authentication Order dated May 29, 2015 for the 5.250% Notes due 2045 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	May 29, 2015

4.4

Officers’ Certificate and Authentication Order dated March 2, 2017 for the 5.250% Notes due 2045 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	March 3, 2017

4.5

Officers’ Certificate and Authentication Order dated March 2, 2017 for the 3.750% Notes due 2027 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	March 3, 2017

4.6

Officers’ Certificate and Authentication Order dated December 20, 2017 for the 4.250% Notes due 2048 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association

		Current Report on Form 8-K (File No. 001-14187)	December 20, 2017

4.7

Officers’ Certificate and Authentication Order dated February 27, 2019 for the 4.550% Notes due 2029 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014 between the Company and Wells Fargo Bank, National Association.

		Current Report on Form 8-K (File No. 001-14187)	February 28, 2019

4.8

Officers’ Certificate and Authentication Order dated January 25, 2022 for the 2.950% Notes due 2032 (which includes the form of Note) issued pursuant to the Indenture dated as of April 8, 2014 between the Company and Computershare Trust Company, N.A, as successor to Wells Fargo Bank, National Association.

		Current Report on Form 8-K (File No. 001-14187)	January 27, 2022

4.9	Description of Securities	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2019

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated October 31, 2018	Current Report on Form 8-K (File No. 001-14187)	November 6, 2018

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

10.106

Sixth Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of June 27, 2024 (x)

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

		Quarterly Report on Form 10-Q (File No. 001-14187)	October 5, 2022

10.3	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3.4	Amendment No. 4 to Second Amended and Restated Receivables Sale Agreement, dated as of March 31, 2017	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.5	Amendment No. 5 to Second Amended and Restated Receivables Sale Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.6	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2020

10.3.7	Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.38	Amendment No. 8 to Second Amended and Restated Receivables Sale Agreement, dated as of September 14, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.39	Amendment No. 9 to Second Amended and Restated Receivables Sale Agreement, dated as of September 30, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.310	Amendment No. 10 to Second Amended and Restated Receivables Sale Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.311	Amendment No. 11 to Second Amended and Restated Receivables Sale Agreement, dated as of May 20, 2024 (x)

10.4	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.4.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4.3	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.4	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of May 8, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.5	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of May 22, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.6	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of March 18, 2021	Current Report on Form 8-K (File No. 001-14187)	March 24, 2021

10.47	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.48	Amendment No. 8 to Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2023	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2023

10.49	Amendment No. 9 to Amended and Restated Receivables Purchase Agreement, dated as of May 20, 2024 (x)

10.5	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.6	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective February 1, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2021

*10.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.10	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.11	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

*10.11.1	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 4, 2018	Definitive Proxy Statement (File No. 001-14187)	August 30, 2018

*10.11.2	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 3, 2019	Definitive Proxy Statement (File No. 001-14187)	August 27, 2019

*10.113	Form of Performance Stock Unit (PSU) and Escrow Agreement (for awards since 2014) (x)

*10.114	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for awards since 2014) (x)

*10.115	Form of Stock Appreciation Rights Agreement (for awards since 2014) (x)

*10.116	Form of Supplemental Executive Retirement Plan Restricted Stock Agreement (for awards since 2019) (x)

*10.12	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.13	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.14

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

10.15	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.16	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2015

10.17	Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott	Current Report on Form 8-K (File No. 001-14187)	June 28, 2018

International, L.P., and Elliott International Capital Advisors Inc.

*10.18	Employment Agreement by and between the Company and Timothy R. Kinser, Vice President – Operations	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2023

19.1	RPM International Inc. Insider Trading Policy (x)

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

97.1	RPM International Inc. Incentive-Based Compensation Clawback Policy (x)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover page Interactive Data File

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
Frank C. Sullivan
Chairman, President and Chief Executive Officer

Date: July 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 25th day of July, 2024.

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
Elizabeth F. Whited

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

			Acquisitions
			(Disposals)
	Balance at	Additions	of Businesses			Balance at
	Beginning	Charged to	and	(Deductions)		End
(In thousands)	of Period	Expense	Reclassifications	Additions		of Period
Year Ended May 31, 2024
Current:
Allowance for credit losses	$49,482	$18,375	$—	$(19,094)	(1)	$48,763
Accrued product liability and other loss reserves	$16,995	$19,991	$—	$(13,633)	(2)	$23,353
Accrued environmental reserves	$1,027	$380	$325	$(584)		$1,148
Noncurrent:
Accrued product liability and other loss reserves	$22,849	$8,803	$—	$(6,363)	(2)	$25,289
Accrued environmental reserves	$6,173	$582	$(325)	$(3,856)		$2,574
Year Ended May 31, 2023
Current:
Allowance for credit losses	$46,669	$13,557	$—	$(10,744)	(1)	$49,482
Accrued product liability and other loss reserves	$16,003	$10,056	$76	$(9,140)	(2)	$16,995
Accrued environmental reserves	$1,055	$932	$—	$(960)		$1,027
Noncurrent:
Accrued product liability and other loss reserves	$26,226	$3,055	$—	$(6,432)	(2)	$22,849
Accrued environmental reserves	$6,254	$271	$—	$(352)		$6,173
Year Ended May 31, 2022
Current:
Allowance for credit losses	$55,922	$4,326	$—	$(13,579)	(1)	$46,669
Accrued product liability and other loss reserves	$18,297	$8,358	$—	$(10,652)	(2)	$16,003
Accrued environmental reserves	$1,329	$674	$—	$(948)		$1,055
Noncurrent:
Accrued product liability and other loss reserves	$26,614	$10,760	$—	$(11,148)	(2)	$26,226
Accrued environmental reserves	$6,267	$318	$—	$(331)		$6,254

(1)
Uncollectible accounts written off, net of recoveries.
(2)
Primarily claims paid during the year, net of insurance contributions.