Form 10-Q
period 2024-08-31
RPM INTERNATIONAL INC/DE/
filed 2024-10-02
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024,

or

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

As of September 25, 2024, the registrant had 128,701,945 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2024	May 31, 2024
Assets
Current Assets
Cash and cash equivalents	$231,555	$237,379
Trade accounts receivable (less allowances of $49,106 and $48,763, respectively)	1,344,177	1,419,445
Inventories	1,003,459	956,465
Prepaid expenses and other current assets	319,107	282,059
Total current assets	2,898,298	2,895,348
Property, Plant and Equipment, at Cost	2,568,792	2,515,847
Allowance for depreciation	(1,219,084)	(1,184,784)
Property, plant and equipment, net	1,349,708	1,331,063
Other Assets
Goodwill	1,315,790	1,308,911
Other intangible assets, net of amortization	504,562	512,972
Operating lease right-of-use assets	365,972	331,555
Deferred income taxes	36,563	33,522
Other	178,982	173,172
Total other assets	2,401,869	2,360,132
Total Assets	$6,649,875	$6,586,543
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$693,519	$649,650
Current portion of long-term debt	6,779	136,213
Accrued compensation and benefits	180,785	297,249
Accrued losses	32,440	32,518
Other accrued liabilities	369,060	350,434
Total current liabilities	1,282,583	1,466,064
Long-Term Liabilities
Long-term debt, less current maturities	2,045,387	1,990,935
Operating lease liabilities	316,064	281,281
Other long-term liabilities	234,368	214,816
Deferred income taxes	119,946	121,222
Total long-term liabilities	2,715,765	2,608,254
Contingencies and Accrued Losses (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 146,197 and outstanding 128,702 as of August 31, 2024; issued 145,779 and outstanding 128,629 as of May 31, 2024	1,287	1,286
Paid-in capital	1,156,977	1,150,751
Treasury stock, at cost	(897,686)	(864,502)
Accumulated other comprehensive (loss)	(540,590)	(537,290)
Retained earnings	2,929,439	2,760,639
Total RPM International Inc. stockholders' equity	2,649,427	2,510,884
Noncontrolling Interest	2,100	1,341
Total equity	2,651,527	2,512,225
Total Liabilities and Stockholders' Equity	$6,649,875	$6,586,543

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2024	2023
Net Sales	$1,968,789	$2,011,857
Cost of Sales	1,132,116	1,183,240
Gross Profit	836,673	828,617
Selling, General and Administrative Expenses	526,146	531,032
Restructuring Expense	7,202	6,498
Interest Expense	24,434	31,818
Investment (Income), Net	(11,026)	(12,439)
Other (Income) Expense, Net	(534)	2,554
Income Before Income Taxes	290,451	269,154
Provision for Income Taxes	61,897	67,841
Net Income	228,554	201,313
Less: Net Income Attributable to Noncontrolling Interests	862	231
Net Income Attributable to RPM International Inc. Stockholders	$227,692	$201,082
Average Number of Shares of Common Stock Outstanding:
Basic	127,691	127,633
Diluted	128,420	128,771
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.78	$1.57
Diluted	$1.77	$1.56

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2024	2023
Net Income	$228,554	$201,313
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(3,772)	8,853
Pension and other postretirement benefit liability adjustments, net of tax	(142)	3,164
Unrealized gain (loss) on securities, net of tax	633	(257)
Total other comprehensive (loss) income	(3,281)	11,760
Total Comprehensive Income	225,273	213,073
Less: Comprehensive Income Attributable to Noncontrolling Interests	881	245
Comprehensive Income Attributable to RPM International Inc. Stockholders	$224,392	$212,828

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$228,554	$201,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,185	43,539
Deferred income taxes	(4,646)	2,295
Stock-based compensation expense	6,226	9,118
Net (gain) on marketable securities	(5,971)	(6,451)
Net loss on sales of assets and businesses	-	3,263
Other	(70)	5,100
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	78,011	87,712
(Increase) decrease in inventory	(43,991)	22,281
(Increase) in prepaid expenses and other current and long-term assets	(37,620)	(14,277)
Increase in accounts payable	52,152	18,840
(Decrease) in accrued compensation and benefits	(116,792)	(88,460)
(Decrease) increase in accrued losses	(123)	2,211
Increase in other accrued liabilities	46,144	72,726
Cash Provided by Operating Activities	248,059	359,210
Cash Flows from Investing Activities:
Capital expenditures	(50,742)	(52,201)
Acquisition of businesses, net of cash acquired	(6,223)	(4,026)
Purchase of marketable securities	(11,394)	(16,235)
Proceeds from sales of marketable securities	4,188	9,443
Other	90	1,502
Cash (Used for) Investing Activities	(64,081)	(61,517)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	37,807	852
Reductions of long-term and short-term debt	(131,809)	(193,085)
Cash dividends	(58,892)	(54,065)
Repurchases of common stock	(17,500)	(12,500)
Shares of common stock returned for taxes	(15,396)	(14,833)
Other	(162)	(712)
Cash (Used for) Financing Activities	(185,952)	(274,343)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,850)	1,449
Net Change in Cash and Cash Equivalents	(5,824)	24,799
Cash and Cash Equivalents at Beginning of Period	237,379	215,787
Cash and Cash Equivalents at End of Period	$231,555	$240,586
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$26,438	$32,819
Income Taxes, net of refunds	$43,728	$18,052
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$15,180	$15,176

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2024	128,629	$1,286	$1,150,751	$(864,502)	$(537,290)	$2,760,639	$2,510,884	$1,341	$2,512,225
Net income	-	-	-	-	-	227,692	227,692	862	228,554
Other comprehensive (loss) income	-	-	-	-	(3,300)	-	(3,300)	19	(3,281)
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(58,892)	(58,892)	-	(58,892)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(122)	(122)
Share repurchases under repurchase program	(152)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	225	2	6,225	(15,684)	-	-	(9,457)	-	(9,457)
Balance at August 31, 2024	128,702	$1,287	$1,156,977	$(897,686)	$(540,590)	$2,929,439	$2,649,427	$2,100	$2,651,527

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000
Net income	-	-	-	-	-	201,082	201,082	231	201,313
Other comprehensive income	-	-	-	-	11,746	-	11,746	14	11,760
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,065)	(54,065)	-	(54,065)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(712)	(712)
Share repurchases under repurchase program	(122)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	318	3	9,115	(15,078)	-	-	(5,960)	-	(5,960)
Balance at August 31, 2023	128,962	$1,290	$1,133,941	$(812,041)	$(593,189)	$2,551,142	$2,281,143	$1,693	$2,282,836

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2024 and 2023. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2024.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Pronouncements Adopted

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)," which is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs, the amount outstanding under such programs including where they are recorded on the balance sheet, and a roll-forward of the related obligations. The new standard does not affect the recognition, measurement, or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the new standard on June 1, 2023, on a retrospective basis other than the roll-forward guidance, which we plan to adopt on a prospective basis beginning with our fiscal 2025 annual financial statements. As of adoption on June 1, 2023, we did not have any material supplier finance program obligations; however, we began such an arrangement during the fourth quarter of fiscal 2024. Refer to Note 14, “Supply Chain Financing,” to the Consolidated Financial Statements.

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

In August 2022, we approved and announced our Margin Achievement Plan 2025 (“MAP 2025”), which is a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date.

The current total expected costs associated with this plan are outlined below and decreased approximately $10.9 million compared to our prior quarter estimate, attributable to decreases in expected facility closure and other related costs of $13.0 million and increases in expected severance and benefit charges of $2.1 million. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

USL Restructuring

During the quarter ended August 31, 2023, we recognized a loss on sale of $4.5 million in connection with the divestiture of USL’s Bridgecare services division. The Bridgecare division was a contracting business focused on the installation of joints and waterproofing in the UK. The loss on this sale was included in selling, general and administrative ("SG&A") expenses in our Consolidated Statements of Income and net loss on sales of assets and businesses in our Consolidated Statements of Cash Flows.

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

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the three-month periods ending August 31, 2024 and 2023, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
(In thousands)	August 31, 2024	August 31, 2023	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$890	$415	$16,093	$20,037
Facility closure and other related costs	376	-	984	6,715
Total Charges	$1,266	$415	$17,077	$26,752

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$150	$831	$4,009	$5,669
Facility closure and other related costs	5	30	177	1,435
Other restructuring costs (a)	-	4,555	7,092	7,092
Total Charges	$155	$5,416	$11,278	$14,196

Consumer Segment:
Severance and benefit costs	$3,938	$-	$13,711	$17,826
Facility closure and other related costs	20	14	797	2,726
Total Charges	$3,958	$14	$14,508	$20,552

Specialty Products Group ("SPG") Segment:
Severance and benefit costs	$1,481	$653	$5,180	$5,220
Facility closure and other related costs	342	-	877	3,978
Total Charges	$1,823	$653	$6,057	$9,198

Corporate/Other Segment:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$6,459	$1,899	$38,943	$48,702
Facility closure and other related costs	743	44	2,835	14,854
Other restructuring costs	-	4,555	7,092	7,092
Total Charges	$7,202	$6,498	$48,870	$70,648
(a)
Of the $4.6 million of other restructuring costs incurred for the three-month period ending August 31, 2023, $3.3 million is associated with the impairment of an indefinite-lived tradename as described above.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2024	$17,351	$18	$-	$17,369
Additions charged to expense	6,459	743	-	7,202
Cash payments charged against reserve	(7,443)	(736)	-	(8,179)
Non-cash charges and other adjustments	244	-	-	244
Balance at August 31, 2024	$16,611	$25	$-	$16,636

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	1,899	44	4,555	6,498
Cash payments charged against reserve	(2,061)	(44)	-	(2,105)
Non-cash charges and other adjustments	(45)	-	(4,555)	(4,600)
Balance at August 31, 2023	$2,510	$-	$-	$2,510

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$28,742	$-	$28,742
Corporate bonds	-	144	-	144
Total available-for-sale debt securities	-	28,886	-	28,886
Marketable equity securities:
Stocks – foreign	1,606	-	-	1,606
Stocks – domestic	9,403	-	-	9,403
Mutual funds – foreign	-	42,359	-	42,359
Mutual funds – domestic	-	87,430	-	87,430
Total marketable equity securities	11,009	129,789	-	140,798
Contingent consideration	-	-	(2,210)	(2,210)
Total	$11,009	$158,675	$(2,210)	$167,474

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,559	$-	$26,559
Corporate bonds	-	138	-	138
Total available-for-sale debt securities	-	26,697	-	26,697
Marketable equity securities:
Stocks – foreign	1,518	-	-	1,518
Stocks – domestic	9,028	-	-	9,028
Mutual funds – foreign	-	39,114	-	39,114
Mutual funds – domestic	-	77,966	-	77,966
Total marketable equity securities	10,546	117,080	-	127,626
Contingent consideration	-	-	(2,229)	(2,229)
Total	$10,546	$143,777	$(2,229)	$152,094

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

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2024 and May 31, 2024, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our long-term debt as of August 31, 2024 and May 31, 2024 is as follows:

	At August 31, 2024
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,052,166	$1,958,791

	At May 31, 2024
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	2,127,148	1,979,359

NOTE 5 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2024	2023
Interest (income)	$(3,983)	$(5,451)
Net (gain) on marketable securities	(5,971)	(6,451)
Dividend (income)	(1,072)	(537)
Investment (income), net	$(11,026)	$(12,439)

Net (Gain) on Marketable Securities

	Three Months Ended
	August 31,	August 31,
(In thousands)	2024	2023
Unrealized (gains) on marketable equity securities	$(5,778)	$(6,527)
Realized (gains) losses on marketable equity securities	(195)	45
Realized losses on available-for-sale debt securities	2	31
Net (gain) on marketable securities	$(5,971)	$(6,451)

NOTE 6 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2024	2023
Pension non-service (credits) costs	$(27)	$2,781
Other	(507)	(227)
Other (income) expense, net	$(534)	$2,554

NOTE 7 — INCOME TAXES

The effective income tax rate of 21.3% for the three months ended August 31, 2024 compares to the effective income tax rate of 25.2% for the three months ended August 31, 2023. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective income tax rate for the current three-month period ended August 31, 2024, reflects a favorable adjustment for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with global cash redeployment and debt optimization projects executed during the quarter. The effective income tax rate for the three-month period ended August 31, 2023 reflected incremental tax expense related to a change in the estimated net deferred tax liability for unremitted earnings and our liability for uncertain tax positions.

Our deferred tax liability for unremitted foreign earnings was adjusted to $4.1 million as of May 31, 2024. The $4.1 million represented our estimate of the net tax cost of remitting of $285.6 million of foreign earnings that were not considered to be permanently reinvested. As of August 31, 2024, the amount of these earnings has changed to $164.0 million and we no longer have a tax liability associated with remitting these earnings. The reduction to the earnings amounts no longer permanently reinvested is due principally to distributions of such earnings during the quarter. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2024. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

The Organization for Economic Co-operation and Development (“OECD”) has proposed a framework comprised of rules and models, collectively referred to as Pillar Two (“P2”), that are designed to ensure that certain multi-national enterprises pay a minimum tax rate of 15% on reported profits arising in each jurisdiction where they operate. Although the OECD provided a framework for applying the minimum tax, individual countries have and may continue to enact P2 rules that are different than the OECD framework. While we continue to monitor P2 developments, we do not anticipate that P2 will have a material impact on our long-term financial position.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2024	May 31, 2024
Raw material and supplies	$367,140	$354,428
Finished goods	636,319	602,037
Total Inventory, Net of Reserves	$1,003,459	$956,465

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

During the three months ended August 31, 2024, we repurchased 152,146 shares of our common stock at a cost of approximately $17.5 million, or an average of $115.02 per share, under this program. During the three months ended August 31, 2023, we repurchased 122,425 shares of our common stock at a cost of $12.5 million, or an average of $102.10 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $244.8 million at August 31, 2024.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended August 31, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2024	$(461,847)	$(84,647)	$11,405	$(2,201)	$(537,290)
Current period comprehensive (loss) income	(1,279)	(1,521)	-	684	(2,116)
Income taxes associated with current period comprehensive (loss) income	(422)	-	-	(43)	(465)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,766	-	(9)	1,757
Income taxes reclassified into earnings	(2,090)	(387)	-	1	(2,476)
Balance at August 31, 2024	$(465,638)	$(84,789)	$11,405	$(1,568)	$(540,590)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended August 31, 2023	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)
Current period comprehensive income (loss)	9,790	-	-	(87)	9,703
Income taxes associated with current period comprehensive (loss) income	(951)	-	-	(45)	(996)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,122	-	(130)	3,992
Income taxes reclassified into earnings	-	(958)	-	5	(953)
Balance at August 31, 2023	$(456,536)	$(145,600)	$11,405	$(2,458)	$(593,189)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three-month periods ended August 31, 2024 and 2023.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2024	2023
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$227,692	$201,082
Less: Allocation of earnings and dividends to participating securities	(893)	(872)
Net income available to common shareholders - basic	226,799	200,210
Reverse: Allocation of earnings and dividends to participating securities	-	872
Add: Undistributed earnings reallocated to unvested shareholders	4	-
Net income available to common shareholders - diluted	$226,803	$201,082
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,691	127,633
Average diluted options and awards	729	1,138
Total shares for diluted earnings per share (1)	128,420	128,771
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.78	$1.57
Method used to calculate basic earnings per share	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.77	$1.56
Method used to calculate diluted earnings per share	Two-class	Treasury

(1) The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the three months ended August 31, 2024 and 2023, approximately 180,000 and 1,037,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three-month periods ended August 31, 2024 and 2023:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2024	2023	2024	2023
Service cost	$10,804	$10,913	$1,120	$887
Interest cost	9,795	8,992	1,963	1,935
Expected return on plan assets	(12,017)	(10,518)	(2,376)	(2,400)
Amortization of:
Prior service cost (credit)	1	1	(32)	(31)
Net actuarial losses recognized	2,153	4,205	294	209
Net Periodic Benefit Cost	$10,736	$13,593	$969	$600

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2024	2023	2024	2023
Service cost	$-	$-	$425	$569
Interest cost	21	22	318	390
Amortization of:
Net actuarial (gains) recognized	(6)	(4)	(140)	(12)
Net Periodic Benefit Cost	$15	$18	$603	$947

Net periodic pension cost for fiscal 2025 is less than our fiscal 2024 cost due to an increase in expected return on plan assets and a reduction in the amortization of the net actuarial loss to be recognized. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We are required and expect to contribute approximately $5.9 million to plans outside the U.S. during the current fiscal year and we will evaluate whether to make additional contributions to plans in the U.S. and outside the U.S. throughout fiscal 2025.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2024, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2024	2023
Beginning Balance	$11,621	$11,776
Deductions (1)	(6,143)	(7,407)
Provision charged to expense	5,712	7,633
Ending Balance	$11,190	$12,002

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

One of our subsidiaries in our Consumer reportable segment has been the subject of a lawsuit filed in the United States District Court for the District of Oregon in which a former supplier of that subsidiary alleged that the subsidiary breached certain contractual obligations, misappropriated trade secrets, and committed fraud in connection with an Exclusive Sales Agreement and a Mutual Settlement Agreement and Release executed in November 2015 and 2017, respectively. Our subsidiary denied, and continues to deny, these allegations.

A jury trial commenced in this matter on September 17, 2024. On September 27, 2024, the jury rendered a verdict against our subsidiary for $190.0 million, consisting of both compensatory and punitive damages. We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. We intend to vigorously challenge the verdict through appropriate post-trial motions and appellate processes.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $190.0 million, and we have accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses, and selling, general and administrative expenses in our consolidated financial statements as of and for the quarter ended August 31, 2024. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. The Consumer segment recovered $10.3 million from insurance during the first quarter of fiscal 2024, which was recorded as a gain in the three-month period ending August 31, 2023. No such proceeds were received during the three-month period ending August 31, 2024. The insurance gains are recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows.

NOTE 14 — SUPPLY CHAIN FINANCING

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

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $52.0 million and $32.9 million as of August 31, 2024 and May 31, 2024, respectively. These amounts are included within accounts payable on the Consolidated Balance Sheets.

NOTE 15 — REVENUE

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	August 31, 2024	May 31, 2024	$ Change	% Change
Trade accounts receivable, less allowances	$1,344,177	$1,419,445	$(75,268)	(5.3%)

Contract assets	$78,537	$57,833	$20,704	35.8%
Contract liabilities - short-term	(52,480)	(44,996)	(7,484)	16.6%
Net Contract Assets	$26,057	$12,837	$13,220

The $13.2 million increase in our net contract assets from May 31, 2024 to August 31, 2024, resulted primarily due to the timing of construction jobs in progress at August 31, 2024 versus May 31, 2024. During the three-month periods ending August 31, 2024 and 2023, we recognized $22.6 million and $21.3 million of revenue, which is included in contract liabilities as of May 31, 2024 and 2023, respectively.

We also record long-term deferred revenue, which amounted to $81.5 million and $81.7 million as of August 31, 2024 and May 31, 2024, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three months ended August 31, 2024 and 2023:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2024	2023
Beginning Balance	$48,763	$49,482
Bad debt provision	947	7,696
Uncollectible accounts written off, net of recoveries	(786)	(782)
Translation adjustments	182	188
Ending Balance	$49,106	$56,584

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

Three Months Ended August 31, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$538,894	$223,570	$509,668	$149,355	$1,421,487
Foreign
Canada	75,330	24,801	46,144	919	147,194
Europe	121,189	57,304	61,871	18,408	258,772
Latin America	58,578	9,151	5,948	781	74,458
Asia Pacific	-	29,444	4,843	5,102	39,389
Other Foreign	-	27,489	-	-	27,489
Total Foreign	255,097	148,189	118,806	25,210	547,302
Total	$793,991	$371,759	$628,474	$174,565	$1,968,789

Three Months Ended August 31, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$509,331	$226,327	$550,753	$153,764	$1,440,175
Foreign
Canada	79,161	24,246	46,340	1,129	150,876
Europe	127,957	63,671	60,866	20,476	272,970
Latin America	66,340	9,141	7,015	614	83,110
Asia Pacific	-	29,333	4,630	4,968	38,931
Other Foreign	-	25,795	-	-	25,795
Total Foreign	273,458	152,186	118,851	27,187	571,682
Total	$782,789	$378,513	$669,604	$180,951	$2,011,857

	Three Months Ended
(In thousands)	August 31,	August 31,
Income (Loss) Before Income Taxes	2024	2023
CPG Segment	$156,998	$140,452
PCG Segment	64,292	44,821
Consumer Segment	108,150	131,829
SPG Segment	15,203	16,397
Corporate/Other	(54,192)	(64,345)
Consolidated	$290,451	$269,154

(In thousands)	August 31,	May 31,
Identifiable Assets	2024	2024
CPG Segment	$2,279,186	$2,160,352
PCG Segment	1,189,626	1,164,165
Consumer Segment	2,244,920	2,283,370
SPG Segment	750,539	733,646
Corporate/Other	185,604	245,010
Consolidated	$6,649,875	$6,586,543

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2024.

BUSINESS SEGMENT INFORMATION

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31,	August 31,
(In thousands)	2024	2023
Net Sales
CPG Segment	$793,991	$782,789
PCG Segment	371,759	378,513
Consumer Segment	628,474	669,604
SPG Segment	174,565	180,951
Consolidated	$1,968,789	$2,011,857
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$156,998	$140,452
Interest (Expense), Net (b)	(466)	(3,396)
EBIT (c)	$157,464	$143,848
PCG Segment
Income Before Income Taxes (a)	$64,292	$44,821
Interest Income, Net (b)	473	1,124
EBIT (c)	$63,819	$43,697
Consumer Segment
Income Before Income Taxes (a)	$108,150	$131,829
Interest (Expense) Income, Net (b)	(257)	750
EBIT (c)	$108,407	$131,079
SPG Segment
Income Before Income Taxes (a)	$15,203	$16,397
Interest (Expense) Income, Net (b)	(87)	99
EBIT (c)	$15,290	$16,298
Corporate/Other
(Loss) Before Income Taxes (a)	$(54,192)	$(64,345)
Interest (Expense), Net (b)	(13,071)	(17,956)
EBIT (c)	$(41,121)	$(46,389)
Consolidated
Net Income	$228,554	$201,313
Add: Provision for Income Taxes	61,897	67,841
Income Before Income Taxes (a)	290,451	269,154
Interest (Expense)	(24,434)	(31,818)
Investment Income, Net	11,026	12,439
EBIT (c)	$303,859	$288,533

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2024

Net Sales

	Three months ended
(in millions, except percentages)	August 31, 2024	August 31, 2023	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$794.0	$782.8	1.4%	2.2%	0.4%	(1.2%)
PCG Segment	371.8	378.5	(1.8%)	1.8%	(2.0%)	(1.6%)
Consumer Segment	628.4	669.6	(6.1%)	(5.0%)	0.0%	(1.1%)
SPG Segment	174.6	181.0	(3.5%)	(4.8%)	1.3%	0.0%
Consolidated	$1,968.8	$2,011.9	(2.1%)	(0.9%)	(0.1%)	(1.1%)
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the first quarter of fiscal 2025, led by turnkey roofing systems and wall systems serving high-performance building construction and remodeling, partially offset by unfavorable foreign exchange translation. This growth is in addition to a strong prior year period when segment sales grew 10.8%.

Our PCG segment generated organic sales growth during the first quarter of fiscal 2025 when compared to the same prior year period. Organic sales growth was driven by the flooring business, which benefited from its focus on maintenance and restoration and specified solutions for high-performance new construction projects. This increase was also facilitated by improved demand in emerging markets. The divestiture of USL's Bridgecare services division in the first quarter of fiscal 2024 and unfavorable foreign exchange translation offset this growth.

Our Consumer segment experienced sales declines in the first quarter of fiscal 2025 driven by reduced DIY takeaway at retail, customer destocking, the rationalization of certain lower-margin products and unfavorable foreign exchange translation. This was partially offset by volume growth in certain international markets.

Our SPG segment experienced organic sales declines during the first quarter of fiscal 2025, which were driven by soft demand in specialty OEM markets and a decline in the disaster restoration business as high customer inventories muted the impact of storm activity in the current period.

Gross Profit Margin Our consolidated gross profit margin of 42.5% of net sales for the first quarter of fiscal 2025 compares to a consolidated gross profit margin of 41.2% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 1.3%, or 130 basis points, resulted primarily from our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence that favorably impacted our gross margin, in conjunction with benefits generated from the commodity cycle.

We expect year-over-year gross margins to continue improving in the second quarter of fiscal 2025 due to MAP 2025 initiatives.

SG&A Our consolidated SG&A expense during the period was $4.9 million lower versus the same period last year but increased to 26.7% of net sales from 26.4% of net sales for the prior year quarter. Reduced bad debt expense, stock compensation and insurance costs were primary drivers, along with MAP savings. In addition, the prior period includes the $4.5 million loss on the sale of USL's Bridgecare services division as described above in Note 3, "Restructuring," to the Consolidated Financial Statements. These reductions were partially offset by increased commission expense and bonuses, along with merit increases. Further, the prior period includes the $10.3 million gain on business interruption insurance proceeds as described above in Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements, which did not recur.

Our CPG segment SG&A decreased approximately $3.1 million during the first quarter of fiscal 2025 versus the comparable prior year period and decreased slightly as a percentage of net sales. The decrease in expense was mainly due MAP savings and a decrease in warranty expense, partially offset by variable costs associated with improved results such as commissions, along with merit increases.

Our PCG segment SG&A was approximately $12.0 million lower for the first quarter of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease in expense was mainly due to a reduction in bad debt expense, along with the $4.5 million loss on the sale of USL's Bridgecare services division recorded during the prior year quarter.

Our Consumer segment SG&A increased by approximately $12.1 million during the first quarter of fiscal 2025 versus the same period last year and increased as a percentage of net sales. The quarter-over-quarter increase in SG&A was primarily attributable to the $10.3 million gain on business interruption insurance proceeds received in the prior period that did not recur in the current period and merit increases, partially offset by MAP savings, along with decreased advertising costs and a reduction in variable distribution costs.

Our SPG segment SG&A increased approximately $0.7 million during the first quarter of fiscal 2025 versus the comparable prior year period and increased as a percentage of net sales. The increase in SG&A expense is attributable to investments in growth initiatives, partially offset by MAP savings.

SG&A expenses in our corporate/other category during the first quarter of fiscal 2025 decreased approximately $2.6 million versus last year’s first quarter. This was mainly due to decreased insurance costs, reduced professional fees related to our MAP 2025 operational improvement initiatives and reduced stock compensation, partially offset by increased employee related expenses.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2024 and 2023, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	August 31, 2024	August 31, 2023	Change
Service cost	$12.3	$12.4	$(0.1)
Interest cost	12.1	11.3	0.8
Expected return on plan assets	(14.4)	(12.9)	(1.5)
Amortization of:
Net actuarial losses recognized	2.3	4.4	(2.1)
Total Net Periodic Pension & Postretirement Benefit Costs	$12.3	$15.2	$(2.9)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the three months ended August 31, 2024 and August 31, 2023, related to our MAP 2025 initiative, which is a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Three months ended
(in millions)	August 31, 2024	August 31, 2023
Severance and benefit costs	$6.5	$1.9
Facility closure and other related costs	0.7	-
Other restructuring costs	-	4.6
Total Restructuring Costs	$7.2	$6.5

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $21.8 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	August 31, 2024	August 31, 2023
Interest expense	$24.4	$31.8
Average interest rate (a)	4.57%	4.71%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	0.3
Non-acquisition-related average debt reduction	(6.9)
Change in average interest rate	(0.8)
Total Change in Interest Expense	$(7.4)

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 6, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	August 31, 2024	% of net sales	August 31, 2023	% of net sales
CPG Segment	$157.0	19.8%	$140.5	17.9%
PCG Segment	64.3	17.3%	44.8	11.8%
Consumer Segment	108.2	17.2%	131.8	19.7%
SPG Segment	15.2	8.7%	16.4	9.1%
Non-Op Segment	(54.2)	—	(64.3)	—
Consolidated	$290.5		$269.2

On a consolidated basis, our results reflect MAP 2025 benefits, including benefits generated from the commodity cycle. Our CPG segment results reflect improved fixed-cost utilization from volume growth and MAP 2025 benefits. Our PCG segment results reflect improved fixed-cost leverage from positive volumes, which were enhanced by MAP 2025 initiatives. In addition, our prior PCG segment results reflect the $4.5 million loss on the sale of USL's Bridgecare services division, the impairment of an indefinite lived-intangible asset, and higher bad debt expense. Our Consumer segment results reflect negative volumes and the impact on fixed-cost absorption while our prior period results include the $10.3 million gain on business interruption insurance proceeds. The current period earnings decline was mitigated by improved operating efficiencies related to MAP 2025 and rationalization of lower margin products. Our SPG segment results reflect sales declines and reduced fixed cost leverage at plants, partially offset by MAP 2025 benefits. Our Non-Op segment results reflect reduced interest expense, pension non-service costs, insurance costs and stock compensation, partially offset by increased employee related costs.

Income Tax Rate The effective income tax rate of 21.3% for the three months ended August 31, 2024 compares to the effective income tax rate of 25.2% for the three months ended August 31, 2023. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation. Additionally, the effective income tax rate for the three-month period ended August 31, 2024, reflects a favorable adjustment for incremental U.S. foreign tax credits associated with the distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with global cash redeployment and debt optimization projects executed during the quarter. The effective income tax rate for the three-month period ended August 31, 2023, reflected incremental tax expense related to increases in the estimated net deferred income tax liability for unremitted foreign earnings and our liability for uncertain tax positions.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	August 31, 2024	% of net sales	August 31, 2023	% of net sales
Net income	$228.6	11.6%	$201.3	10.0%
Net income attributable to RPM International Inc. stockholders	227.7	11.6%	201.1	10.0%
Diluted earnings per share	1.77		1.56

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2025 Compared with Fiscal 2024

Operating Activities

Approximately $248.1 million of cash was provided by operating activities during the first three months of fiscal 2025, compared with $359.2 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $27.2 million during the first three months of fiscal 2025 versus the same period during fiscal 2024.

During the first three months of fiscal 2025, the change in accounts receivable provided approximately $9.7 million less cash than the first three months of fiscal 2024. Average days sales outstanding (“DSO”) at August 31, 2024, decreased to 60.2 days from 64.3 days at August 31, 2023.

During the first three months of fiscal 2025, the change in inventory used approximately $66.3 million more cash compared to spending during the same period a year ago. This is due to increased inventory purchases compared to the prior year period when our operating segments were using safety stock built up in response to supply chain outages and raw material inflation. Average days of inventory outstanding (“DIO”) at August 31, 2024 decreased to 76.7 days from 85.1 days at August 31, 2023.

The change in accounts payable during the first three months of fiscal 2025 used approximately $33.3 million less cash than during the first three months of fiscal 2024. This is associated with working capital efficiencies enabled by MAP 2025 initiatives. Average days payables outstanding (“DPO”) increased to 87.3 days at August 31, 2024 from 79.7 days at August 31, 2023.

The change in accrued compensation and benefits during the first three months of fiscal 2025 used approximately $28.3 million more cash than during the first three months of fiscal 2024. This was primarily associated with increased bonus payments in the first quarter of fiscal 2025 compared to the same period in fiscal 2024.

Investing Activities

For the first three months of fiscal 2025, cash used for investing activities increased slightly by $2.6 million to $64.1 million as compared to $61.5 million in the prior year period. This year-over-year increase in cash used for investing activities was driven by a $2.2 million increase in cash used for business acquisitions.

We paid for capital expenditures of $50.7 million and $52.2 million during the first three months of fiscal 2025 and fiscal 2024, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2025.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2024 and May 31, 2024, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $169.7 million and $154.3 million, respectively.

As of August 31, 2024, approximately $208.6 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $215.2 million at May 31, 2024. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first three months of fiscal 2025, financing activities used $186.0 million of cash, which compares to cash used for financing activities of $274.3 million during the first three months of fiscal 2024. The overall decrease in cash used for financing activities was driven principally by debt-related activities. During the first three months of fiscal 2025, we repaid the $130.0 million outstanding on our accounts receivable securitization program ("AR Program"), compared to payments of $175.0 million in the prior year period. In addition, we borrowed $37.8 million on our revolving credit facility during the first three months of fiscal 2025, compared to payments of $15.8 million in the prior year period. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.44 billion and $1.36 billion as of August 31, 2024 and May 31, 2024, respectively.

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

As of August 31, 2024, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 1.54 to 1.00, while our Interest

Coverage Ratio was 10.95 to 1.00. As of August 31, 2024, we had $956.6 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of August 31, 2024, we did not have an outstanding balance under our AR Program, compared to the maximum availability of $250.0 million. The maximum availability under the AR Program is $250.0 million, but availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Proceedings

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2024.

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the first quarter of fiscal 2025:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2024 through June 30, 2024	170	$109.52	-
July 1, 2024 through July 31, 2024	89,805	$112.91	-
August 1, 2024 through August 31, 2024	197,637	$115.55	152,146
Total - First Quarter	287,612	$114.72	152,146

(1) All of the 135,466 shares of common stock that were disposed of back to us during the three-month period ended August 31, 2024 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $244.8 million at August 31, 2024. Refer to Note 9, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2024, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, has been formatted in Inline XBRL

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

Dated: October 2, 2024