Form 10-Q
period 2024-11-30
RPM INTERNATIONAL INC/DE/
filed 2025-01-07
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024,

or

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

As of December 26, 2024, the registrant had 128,568,280 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2024	May 31, 2024
Assets
Current Assets
Cash and cash equivalents	$268,683	$237,379
Trade accounts receivable (less allowances of $52,671 and $48,763, respectively)	1,290,536	1,419,445
Inventories	995,262	956,465
Prepaid expenses and other current assets	326,155	282,059
Total current assets	2,880,636	2,895,348
Property, Plant and Equipment, at Cost	2,615,862	2,515,847
Allowance for depreciation	(1,238,798)	(1,184,784)
Property, plant and equipment, net	1,377,064	1,331,063
Other Assets
Goodwill	1,341,129	1,308,911
Other intangible assets, net of amortization	512,568	512,972
Operating lease right-of-use assets	353,706	331,555
Deferred income taxes	35,945	33,522
Other	182,022	173,172
Total other assets	2,425,370	2,360,132
Total Assets	$6,683,070	$6,586,543
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$672,921	$649,650
Current portion of long-term debt	6,060	136,213
Accrued compensation and benefits	213,999	297,249
Accrued losses	35,126	32,518
Other accrued liabilities	365,781	350,434
Total current liabilities	1,293,887	1,466,064
Long-Term Liabilities
Long-term debt, less current maturities	2,019,846	1,990,935
Operating lease liabilities	304,517	281,281
Other long-term liabilities	244,891	214,816
Deferred income taxes	102,279	121,222
Total long-term liabilities	2,671,533	2,608,254
Contingencies and Accrued Losses (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 146,211 and outstanding 128,568 as of November 30, 2024; issued 145,779 and outstanding 128,629 as of May 31, 2024	1,286	1,286
Paid-in capital	1,164,301	1,150,751
Treasury stock, at cost	(915,818)	(864,502)
Accumulated other comprehensive (loss)	(580,763)	(537,290)
Retained earnings	3,047,021	2,760,639
Total RPM International Inc. stockholders' equity	2,716,027	2,510,884
Noncontrolling Interest	1,623	1,341
Total equity	2,717,650	2,512,225
Total Liabilities and Stockholders' Equity	$6,683,070	$6,586,543

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Net Sales	$1,845,318	$1,792,275	$3,814,107	$3,804,132
Cost of Sales	1,080,774	1,044,047	2,212,890	2,227,287
Gross Profit	764,544	748,228	1,601,217	1,576,845
Selling, General and Administrative Expenses	529,836	523,289	1,055,982	1,054,321
Restructuring Expense	7,557	1,239	14,759	7,737
Interest Expense	23,177	30,348	47,611	62,166
Investment (Income), Net	(8,526)	(5,289)	(19,552)	(17,728)
Other (Income) Expense, Net	(482)	2,817	(1,016)	5,371
Income Before Income Taxes	212,982	195,824	503,433	464,978
Provision for Income Taxes	29,532	50,009	91,429	117,850
Net Income	183,450	145,815	412,004	347,128
Less: Net Income Attributable to Noncontrolling Interests	246	310	1,108	541
Net Income Attributable to RPM International Inc. Stockholders	$183,204	$145,505	$410,896	$346,587
Average Number of Shares of Common Stock Outstanding:
Basic	127,658	127,758	127,675	127,816
Diluted	128,344	128,249	128,392	128,312
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.43	$1.13	$3.21	$2.70
Diluted	$1.42	$1.13	$3.19	$2.69

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Net Income	$183,450	$145,815	$412,004	$347,128
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(42,341)	(44)	(46,113)	8,809
Pension and other postretirement benefit liability adjustments, net of tax	2,200	3,446	2,058	6,610
Unrealized (loss) gain on securities, net of tax	(47)	94	586	(163)
Total other comprehensive (loss) income	(40,188)	3,496	(43,469)	15,256
Total Comprehensive Income	143,262	149,311	368,535	362,384
Less: Comprehensive Income Attributable to Noncontrolling Interests	231	307	1,112	552
Comprehensive Income Attributable to RPM International Inc. Stockholders	$143,031	$149,004	$367,423	$361,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$412,004	$347,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,743	84,177
Deferred income taxes	(31,252)	(5,574)
Stock-based compensation expense	13,549	17,147
Net (gain) on marketable securities	(10,684)	(6,226)
Net loss on sales of assets and businesses	-	3,623
Other	(335)	4,007
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	122,603	272,262
(Increase) decrease in inventory	(42,981)	37,243
(Increase) decrease in prepaid expenses and other current and long-term assets	(11,193)	21,260
Increase (decrease) in accounts payable	34,364	(11,806)
(Decrease) in accrued compensation and benefits	(84,929)	(53,980)
Increase in accrued losses	2,827	8,332
Increase in other accrued liabilities	30,792	50,188
Cash Provided by Operating Activities	527,508	767,781
Cash Flows from Investing Activities:
Capital expenditures	(100,732)	(89,300)
Acquisition of businesses, net of cash acquired	(85,649)	(15,404)
Purchase of marketable securities	(23,533)	(22,057)
Proceeds from sales of marketable securities	12,802	13,796
Other	(1,424)	1,326
Cash (Used for) Investing Activities	(198,536)	(111,639)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	25,086	-
Reductions of long-term and short-term debt	(134,022)	(449,485)
Cash dividends	(124,514)	(113,325)
Repurchases of common stock	(35,000)	(25,000)
Shares of common stock returned for taxes	(16,150)	(20,689)
Payments of acquisition-related contingent consideration	(1,122)	(1,082)
Other	(689)	(713)
Cash (Used for) Financing Activities	(286,411)	(610,294)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11,257)	1,111
Net Change in Cash and Cash Equivalents	31,304	46,959
Cash and Cash Equivalents at Beginning of Period	237,379	215,787
Cash and Cash Equivalents at End of Period	$268,683	$262,746
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$47,989	$61,586
Income Taxes, net of refunds	$129,963	$124,518
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$16,406	$12,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2024	128,629	$1,286	$1,150,751	$(864,502)	$(537,290)	$2,760,639	$2,510,884	$1,341	$2,512,225
Net income	-	-	-	-	-	227,692	227,692	862	228,554
Other comprehensive (loss) income	-	-	-	-	(3,300)	-	(3,300)	19	(3,281)
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(58,892)	(58,892)	-	(58,892)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(122)	(122)
Share repurchases under repurchase program	(152)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	225	2	6,225	(15,684)	-	-	(9,457)	-	(9,457)
Balance at August 31, 2024	128,702	$1,287	$1,156,977	$(897,686)	$(540,590)	$2,929,439	$2,649,427	$2,100	$2,651,527
Net income	-	-	-	-	-	183,204	183,204	246	183,450
Other comprehensive (loss)	-	-	-	-	(40,173)	-	(40,173)	(15)	(40,188)
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(65,622)	(65,622)	-	(65,622)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(708)	(708)
Share repurchases under repurchase program and related excise tax	(129)	(1)	1	(17,478)	-	-	(17,478)	-	(17,478)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(5)	-	7,323	(654)	-	-	6,669	-	6,669
Balance at November 30, 2024	128,568	$1,286	$1,164,301	$(915,818)	$(580,763)	$3,047,021	$2,716,027	$1,623	$2,717,650

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000
Net income	-	-	-	-	-	201,082	201,082	231	201,313
Other comprehensive income	-	-	-	-	11,746	-	11,746	14	11,760
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,065)	(54,065)	-	(54,065)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(712)	(712)
Share repurchases under repurchase program	(122)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	318	3	9,115	(15,078)	-	-	(5,960)	-	(5,960)
Balance at August 31, 2023	128,962	$1,290	$1,133,941	$(812,041)	$(593,189)	$2,551,142	$2,281,143	$1,693	$2,282,836
Net income	-	-	-	-	-	145,505	145,505	310	145,815
Other comprehensive income	-	-	-	-	3,499	-	3,499	(3)	3,496
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(59,260)	(59,260)	-	(59,260)
Share repurchases under repurchase program	(132)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	42	-	8,028	(5,861)	-	-	2,167	-	2,167
Balance at November 30, 2023	128,872	$1,289	$1,141,970	$(830,402)	$(589,690)	$2,637,387	$2,360,554	$2,000	$2,362,554

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2024 and 2023. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2024.

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

New Pronouncements Issued

In November 2024, the FASB issued ASU 2024-03, " Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The guidance makes several other changes to income tax disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2024, on a retrospective or prospective basis. Early adoption is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

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

The current total expected costs associated with this plan are outlined below and decreased approximately $0.9 million compared to our prior quarter estimate, attributable to decreases in expected facility closure and other related costs of $1.6 million and increases in expected severance and benefit charges of $0.7 million. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

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

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the three- and six-month periods ending November 30, 2024, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
(In thousands)	November 30, 2024	November 30, 2024	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$938	$1,828	$17,031	$20,306
Facility closure and other related costs	294	670	1,278	6,498
Total Charges	$1,232	$2,498	$18,309	$26,804

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$917	$1,067	$4,926	$5,491
Facility closure and other related costs	7	12	184	1,493
Other restructuring costs	-	-	7,092	7,092
Total Charges	$924	$1,079	$12,202	$14,076

Consumer Segment:
Severance and benefit costs	$3,418	$7,356	$17,129	$18,014
Facility closure and other related costs	437	457	1,234	2,198
Total Charges	$3,855	$7,813	$18,363	$20,212

Specialty Products Group ("SPG") Segment:
Severance and benefit costs	$409	$1,890	$5,589	$5,629
Facility closure and other related costs	1,137	1,479	2,014	3,078
Total Charges	$1,546	$3,369	$7,603	$8,707

Corporate/Other Segment:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$5,682	$12,141	$44,625	$49,390
Facility closure and other related costs	1,875	2,618	4,710	13,267
Other restructuring costs	-	-	7,092	7,092
Total Charges	$7,557	$14,759	$56,427	$69,749

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the three- and six-month periods ending November 30, 2023:

	Three Months Ended	Six Months Ended
(In thousands)	November 30, 2023	November 30, 2023

CPG Segment:
Severance and benefit costs	$387	$802
Total Charges	$387	$802

PCG Segment:
Severance and benefit costs	$213	$1,044
Facility closure and other related costs	93	123
Other restructuring costs (a)	-	4,555
Total Charges	$306	$5,722

Consumer Segment:
Severance and benefit costs	$35	$35
Facility closure and other related costs	-	14
Total Charges	$35	$49

SPG Segment:
Severance and benefit costs	$482	$1,135
Facility closure and other related costs	29	29
Total Charges	$511	$1,164

Consolidated:
Severance and benefit costs	$1,117	$3,016
Facility closure and other related costs	122	166
Other restructuring costs	-	4,555
Total Charges	$1,239	$7,737
(a)
Of the $4.6 million of other restructuring costs incurred for the six-month period ending November 30, 2023, $3.3 million is associated with the impairment of an indefinite-lived tradename as described above.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at August 31, 2024	$16,611	$25	$-	$16,636
Additions charged to expense	5,682	1,875	-	7,557
Cash payments charged against reserve	(3,960)	(1,611)	-	(5,571)
Non-cash charges and other adjustments	(708)	-	-	(708)
Balance at November 30, 2024	$17,625	$289	$-	$17,914

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2024	$17,351	$18	$-	$17,369
Additions charged to expense	12,141	2,618	-	14,759
Cash payments charged against reserve	(11,403)	(2,347)	-	(13,750)
Non-cash charges and other adjustments	(464)	-	-	(464)
Balance at November 30, 2024	$17,625	$289	$-	$17,914

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at August 31, 2023	$2,510	$-	$-	$2,510
Additions charged to expense	1,117	122	-	1,239
Cash payments charged against reserve	(884)	(122)	-	(1,006)
Non-cash charges and other adjustments	62	-	-	62
Balance at November 30, 2023	$2,805	$-	$-	$2,805

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	3,016	166	4,555	7,737
Cash payments charged against reserve	(2,945)	(166)	-	(3,111)
Non-cash charges and other adjustments	17	-	(4,555)	(4,538)
Balance at November 30, 2023	$2,805	$-	$-	$2,805

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$23,120	$-	$23,120
Corporate bonds	-	143	-	143
Total available-for-sale debt securities	-	23,263	-	23,263
Marketable equity securities:
Stocks – foreign	1,688	-	-	1,688
Stocks – domestic	10,223	-	-	10,223
Mutual funds – foreign	-	44,127	-	44,127
Mutual funds – domestic	-	97,946	-	97,946
Total marketable equity securities	11,911	142,073	-	153,984
Total	$11,911	$165,336	$-	$177,247

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,559	$-	$26,559
Corporate bonds	-	138	-	138
Total available-for-sale debt securities	-	26,697	-	26,697
Marketable equity securities:
Stocks – foreign	1,518	-	-	1,518
Stocks – domestic	9,028	-	-	9,028
Mutual funds – foreign	-	39,114	-	39,114
Mutual funds – domestic	-	77,966	-	77,966
Total marketable equity securities	10,546	117,080	-	127,626
Contingent consideration	-	-	(2,229)	(2,229)
Total	$10,546	$143,777	$(2,229)	$152,094

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first half of fiscal 2025, we paid approximately $2.2 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first half of fiscal 2024, we paid approximately $1.1 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2024. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within other accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2024 and May 31, 2024, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our long-term debt as of November 30, 2024 and May 31, 2024 is as follows:

	At November 30, 2024
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,025,906	$1,944,328

	At May 31, 2024
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	2,127,148	1,979,359

NOTE 5 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2024	2023	2024	2023
Interest (income)	$(3,080)	$(4,897)	$(7,063)	$(10,348)
Net (gain) loss on marketable securities	(4,713)	225	(10,684)	(6,226)
Dividend (income)	(733)	(617)	(1,805)	(1,154)
Investment (income), net	$(8,526)	$(5,289)	$(19,552)	$(17,728)

Net (Gain) Loss on Marketable Securities

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2024	2023	2024	2023
Unrealized (gains) losses on marketable equity securities	$(4,727)	$103	$(10,505)	$(6,424)
Realized (gains) losses on marketable equity securities	(70)	87	(265)	132
Realized losses on available-for-sale debt securities	84	35	86	66
Net (gain) loss on marketable securities	$(4,713)	$225	$(10,684)	$(6,226)

NOTE 6 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2024	2023	2024	2023
Pension non-service (credits) costs	$(25)	$2,785	$(52)	$5,566
Other	(457)	32	(964)	(195)
Other (income) expense, net	$(482)	$2,817	$(1,016)	$5,371

NOTE 7 — INCOME TAXES

The effective income tax rate of 13.9% for the three months ended November 30, 2024 compares to the effective income tax rate of 25.5% for the three months ended November 30, 2023. The effective income tax rate of 18.2% for the six months ended November 30, 2024 compares to the effective income tax rate of 25.3% for the six months ended November 30, 2023.

The effective income tax rates for the three- and six-month periods ended November 30, 2024 and 2023 reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective income tax rate for the current three- and six-month periods ended November 30, 2024, reflect adjustments made to our deferred income taxes. During the quarter ended November 30, 2024, we reassessed certain of our income tax positions following recent developments in U.S. income tax case law. Based on our current analysis and interpretations, we recorded a gross favorable income tax adjustment of $43.9 million which reflects an increase in our deferred income tax assets for U.S. foreign tax credit carryforwards. Further, we assessed our ability to fully realize the deferred income tax assets associated with these incremental U.S. foreign tax credits during the respective carryforward periods. As of November 30, 2024, we concluded that a valuation allowance of $22.1 million should be recorded. The valuation allowance reduces the benefit for the aforementioned gross deferred tax asset adjustment to a net amount of $21.8 million, which reflects our current estimate of the amount of the deferred tax asset for these credits we expect to realize during the carryforward periods.

The effective income tax rate for the six-month period ended November 30, 2024, also reflects a favorable adjustment for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

Our deferred tax liability for unremitted foreign earnings was adjusted to $4.1 million as of May 31, 2024. The $4.1 million represented our estimate of the net tax cost of remitting of $285.6 million of foreign earnings that were not considered to be permanently reinvested. As of November 30, 2024, the amount of these earnings has changed to $157.2 million and we no longer have a tax liability associated with remitting these earnings. The reduction to the earnings amounts no longer permanently reinvested is due principally to distributions of such earnings during the quarter. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of November 30, 2024. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

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

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	November 30, 2024	May 31, 2024
Raw material and supplies	$376,763	$354,428
Finished goods	618,499	602,037
Total Inventory, Net of Reserves	$995,262	$956,465

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

During the three months ended November 30, 2024, we repurchased 128,869 shares of our common stock at a cost of approximately $17.5 million, or an average of $135.79 per share, under this program. During the three months ended November 30, 2023, we repurchased 131,858 shares of our common stock at a cost of $12.5 million, or an average of $94.80 per share, under this program. During the six months ended November 30, 2024, we repurchased 281,015 shares of our common stock at a cost of approximately $35.0 million, or an average of $124.55 per share, under this program. During the six months ended November 30, 2023, we repurchased 254,283 shares of our common stock at a cost of $25.0 million, or an average of $98.32 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $227.3 million at November 30, 2024.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended November 30, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at August 31, 2024	$(465,638)	$(84,789)	$11,405	$(1,568)	$(540,590)
Current period comprehensive (loss) income	(42,679)	-	-	97	(42,582)
Income taxes associated with current period comprehensive income (loss)	353	-	-	(23)	330
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,968	-	(141)	2,827
Income taxes reclassified into earnings	-	(768)	-	20	(748)
Balance at November 30, 2024	$(507,964)	$(82,589)	$11,405	$(1,615)	$(580,763)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended November 30, 2023	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at August 31, 2023	$(456,536)	$(145,600)	$11,405	$(2,458)	$(593,189)
Current period comprehensive (loss) income	(673)	-	-	150	(523)
Income taxes associated with current period comprehensive income (loss)	632	-	-	(16)	616
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,500	-	(45)	4,455
Income taxes reclassified into earnings	-	(1,054)	-	5	(1,049)
Balance at November 30, 2023	$(456,577)	$(142,154)	$11,405	$(2,364)	$(589,690)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Six Months Ended November 30, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2024	$(461,847)	$(84,647)	$11,405	$(2,201)	$(537,290)
Current period comprehensive (loss) income	(43,958)	(1,521)	-	896	(44,583)
Income taxes associated with current period comprehensive (loss) income	(69)	-	-	(82)	(151)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,734	-	(265)	4,469
Income taxes reclassified into earnings	(2,090)	(1,155)	-	37	(3,208)
Balance at November 30, 2024	$(507,964)	$(82,589)	$11,405	$(1,615)	$(580,763)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Six Months Ended November 30, 2023	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)
Current period comprehensive (loss) income	9,117	-	-	67	9,184
Income taxes associated with current period comprehensive (loss) income	(319)	-	-	(61)	(380)
Amounts reclassified from accumulated other comprehensive income (loss)	-	8,622	-	(179)	8,443
Income taxes reclassified into earnings	-	(2,012)	-	10	(2,002)
Balance at November 30, 2023	$(456,577)	$(142,154)	$11,405	$(2,364)	$(589,690)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three- and six-month periods ended November 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$183,204	$145,505	$410,896	$346,587
Less: Allocation of earnings and dividends to participating securities	(739)	(707)	(1,615)	(1,597)
Net income available to common shareholders - basic	182,465	144,798	409,281	344,990
Add: Undistributed earnings reallocated to unvested shareholders	3	2	7	4
Net income available to common shareholders - diluted	$182,468	$144,800	$409,288	$344,994
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,658	127,758	127,675	127,816
Average diluted options and awards	686	491	717	496
Total shares for diluted earnings per share (1)	128,344	128,249	128,392	128,312
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.43	$1.13	$3.21	$2.70
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.42	$1.13	$3.19	$2.69
Method used to calculate diluted earnings per share	Two-class	Two-class	Two-class	Two-class

(1) The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the three and six months ended November 30, 2024, approximately 300,000 and 230,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the three and six months ended November 30, 2023, approximately 360,000 and 280,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and six-month periods ended November 30, 2024 and 2023:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2024	2023	2024	2023
Service cost	$10,804	$10,913	$1,120	$887
Interest cost	9,795	8,992	1,963	1,935
Expected return on plan assets	(12,017)	(10,518)	(2,376)	(2,400)
Amortization of:
Prior service cost (credit)	1	1	(32)	(31)
Net actuarial losses recognized	2,153	4,205	294	209
Net Periodic Benefit Cost	$10,736	$13,593	$969	$600

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2024	2023	2024	2023
Service cost	$-	$-	$425	$569
Interest cost	21	22	318	390
Amortization of:
Net actuarial (gains) recognized	(6)	(4)	(140)	(12)
Net Periodic Benefit Cost	$15	$18	$603	$947

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2024	2023	2024	2023

Service cost	$21,608	$21,826	$2,240	$1,774
Interest cost	19,590	17,984	3,926	3,870
Expected return on plan assets	(24,034)	(21,036)	(4,752)	(4,800)
Amortization of:
Prior service cost (credit)	1	2	(64)	(62)
Net actuarial losses recognized	4,306	8,410	588	418
Net Periodic Benefit Cost	$21,471	$27,186	$1,938	$1,200

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2024	2023	2024	2023

Service cost	$-	$-	$850	$1,138
Interest cost	42	44	636	780
Amortization of:
Net actuarial (gains) recognized	(12)	(8)	(280)	(24)
Net Periodic Benefit Cost	$30	$36	$1,206	$1,894

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2024, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2024	2023	2024	2023
Beginning Balance	$11,190	$12,002	$11,621	$11,776
Deductions (1)	(8,459)	(9,977)	(14,601)	(17,384)
Provision charged to expense	8,947	10,626	14,658	18,259
Ending Balance	$11,678	$12,651	$11,678	$12,651

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

On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the U.S. Environmental Protection Agency of the agency's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. Based on information currently known, we are not able to estimate the outcome of this matter or a possible range of loss, if any.

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

A jury trial commenced in this matter on September 17, 2024. On September 27, 2024, the jury rendered a verdict against our subsidiary for $190.0 million, consisting of both compensatory and punitive damages. We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. The District Court has not yet entered any judgment against our subsidiary in relation to the verdict. Once entered, we intend to vigorously challenge the verdict and judgment through appropriate post-trial motions and appellate processes.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $190.0 million, and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses, and selling, general and administrative expenses in our consolidated financial statements as of and for the six-month period ended November 30, 2024. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. During the first half of fiscal 2024, the Consumer segment recovered $11.1 million from insurance. These proceeds were recorded as a gain of $0.8 million and $11.1 million for the three- and six-month periods ending November 30, 2023, respectively. No such proceeds were received during the first half of fiscal 2025. The insurance gains are recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows.

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

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $22.9 million and $32.9 million as of November 30, 2024 and May 31, 2024, respectively. These amounts are included within accounts payable on the Consolidated Balance Sheets.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	November 30, 2024	May 31, 2024	$ Change	% Change
Trade accounts receivable, less allowances	$1,290,536	$1,419,445	$(128,909)	(9.1%)

Contract assets	$65,908	$57,833	$8,075	14.0%
Contract liabilities - short-term	(42,997)	(44,996)	1,999	(4.4%)
Net Contract Assets	$22,911	$12,837	$10,074

The $10.1 million increase in our net contract assets from May 31, 2024 to November 30, 2024, resulted primarily due to the timing of construction jobs in progress at November 30, 2024 versus May 31, 2024. During the three- and six-month periods ending November 30, 2024, we recognized $10.5 million and $33.1 million of revenue, which was included in contract liabilities as of May 31, 2024. During the three- and six-month periods ending November 30, 2023, we recognized $7.2 million and $28.5 million of revenue, which was included in contract liabilities as of May 31, 2023.

We also record long-term deferred revenue, which amounted to $82.8 million and $81.7 million as of November 30, 2024 and May 31, 2024, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and six months ended November 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2024	2023	2024	2023
Beginning Balance	$49,106	$56,584	$48,763	$49,482
Bad debt provision	5,981	2,892	6,928	10,588
Uncollectible accounts written off, net of recoveries	(1,429)	(2,033)	(2,215)	(2,815)
Translation adjustments	(987)	5	(805)	193
Ending Balance	$52,671	$57,448	$52,671	$57,448

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

Three Months Ended November 30, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$432,088	$227,455	$476,656	$154,304	$1,290,503
Foreign
Canada	71,793	23,218	39,760	1,286	136,057
Europe	127,235	58,830	61,247	19,645	266,957
Latin America	59,000	10,304	6,872	828	77,004
Asia Pacific	-	29,950	5,712	8,789	44,451
Other Foreign	-	30,346	-	-	30,346
Total Foreign	258,028	152,648	113,591	30,548	554,815
Total	$690,116	$380,103	$590,247	$184,852	$1,845,318

Three Months Ended November 30, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$395,961	$221,486	$469,353	$145,956	$1,232,756
Foreign
Canada	70,181	25,301	39,601	1,303	136,386
Europe	126,915	58,452	57,646	20,905	263,918
Latin America	68,693	8,572	7,127	701	85,093
Asia Pacific	-	33,852	4,960	8,117	46,929
Other Foreign	-	27,193	-	-	27,193
Total Foreign	265,789	153,370	109,334	31,026	559,519
Total	$661,750	$374,856	$578,687	$176,982	$1,792,275

Six Months Ended November 30, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$970,981	$451,025	$986,324	$303,659	$2,711,989
Foreign
Canada	147,123	48,018	85,905	2,205	283,251
Europe	248,425	116,135	123,116	38,054	525,730
Latin America	117,578	19,455	12,821	1,608	151,462
Asia Pacific	-	59,394	10,555	13,891	83,840
Other Foreign	-	57,835	-	-	57,835
Total Foreign	513,126	300,837	232,397	55,758	1,102,118
Total	$1,484,107	$751,862	$1,218,721	$359,417	$3,814,107

Six Months Ended November 30, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$905,294	$447,814	$1,020,106	$299,719	$2,672,933
Foreign
Canada	149,342	49,547	85,941	2,432	287,262
Europe	254,871	122,122	118,512	41,381	536,886
Latin America	135,032	17,713	14,142	1,316	168,203
Asia Pacific	-	63,185	9,590	13,085	85,860
Other Foreign	-	52,988	-	-	52,988
Total Foreign	539,245	305,555	228,185	58,214	1,131,199
Total	$1,444,539	$753,369	$1,248,291	$357,933	$3,804,132

	Three Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Income (Loss) Before Income Taxes	2024	2023	2024	2023
CPG Segment	$105,652	$98,398	$262,650	$238,850
PCG Segment	63,773	61,502	128,065	106,323
Consumer Segment	88,311	98,066	196,461	229,895
SPG Segment	16,694	10,145	31,897	26,542
Corporate/Other	(61,448)	(72,287)	(115,640)	(136,632)
Consolidated	$212,982	$195,824	$503,433	$464,978

(In thousands)	November 30,	May 31,
Identifiable Assets	2024	2024
CPG Segment	$2,214,350	$2,160,352
PCG Segment	1,316,716	1,164,165
Consumer Segment	2,184,107	2,283,370
SPG Segment	752,414	733,646
Corporate/Other	215,483	245,010
Consolidated	$6,683,070	$6,586,543

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

During the three months ended November 30, 2024, we reassessed certain of our income tax positions following recent developments in U.S. income tax case law. Based on our current analysis and interpretations, we recorded a net favorable income tax adjustment of $21.8 million, which is the net increase in the deferred income tax asset related to our U.S. foreign tax credit carryforwards. The adjustment is based on our current estimate of the amount of the deferred tax asset for these credits we expect to realize during the carryforward period. It is possible that the net amount recorded could be adjusted if there are changes in U.S. income tax laws, regulations, case law, guidance or other positions issued by the Internal Revenue Service. Further, the net favorable adjustment could change based on our future results or the implementation, if any, of income tax planning.

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

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2024	2023	2024	2023
Net Sales
CPG Segment	$690,116	$661,750	$1,484,107	$1,444,539
PCG Segment	380,103	374,856	751,862	753,369
Consumer Segment	590,247	578,687	1,218,721	1,248,291
SPG Segment	184,852	176,982	359,417	357,933
Consolidated	$1,845,318	$1,792,275	$3,814,107	$3,804,132
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$105,652	$98,398	$262,650	$238,850
Interest (Expense), Net (b)	(898)	(555)	(1,364)	(3,951)
EBIT (c)	$106,550	$98,953	$264,014	$242,801
PCG Segment
Income Before Income Taxes (a)	$63,773	$61,502	$128,065	$106,323
Interest Income, Net (b)	536	1,425	1,009	2,549
EBIT (c)	$63,237	$60,077	$127,056	$103,774
Consumer Segment
Income Before Income Taxes (a)	$88,311	$98,066	$196,461	$229,895
Interest (Expense) Income, Net (b)	(123)	869	(380)	1,619
EBIT (c)	$88,434	$97,197	$196,841	$228,276
SPG Segment
Income Before Income Taxes (a)	$16,694	$10,145	$31,897	$26,542
Interest (Expense) Income, Net (b)	(119)	104	(206)	203
EBIT (c)	$16,813	$10,041	$32,103	$26,339
Corporate/Other
(Loss) Before Income Taxes (a)	$(61,448)	$(72,287)	$(115,640)	$(136,632)
Interest (Expense), Net (b)	(14,047)	(26,902)	(27,118)	(44,858)
EBIT (c)	$(47,401)	$(45,385)	$(88,522)	$(91,774)
Consolidated
Net Income	$183,450	$145,815	$412,004	$347,128
Add: Provision for Income Taxes	29,532	50,009	91,429	117,850
Income Before Income Taxes (a)	212,982	195,824	503,433	464,978
Interest (Expense)	(23,177)	(30,348)	(47,611)	(62,166)
Investment Income, Net	8,526	5,289	19,552	17,728
EBIT (c)	$227,633	$220,883	$531,492	$509,416

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2024

Net Sales

	Three months ended
(in millions, except percentages)	November 30, 2024	November 30, 2023	Total Growth	Organic Growth(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$690.1	$661.7	4.3%	4.9%	0.1%	(0.7%)
PCG Segment	380.1	374.9	1.4%	3.3%	(1.1%)	(0.8%)
Consumer Segment	590.2	578.7	2.0%	2.7%	0.0%	(0.7%)
SPG Segment	184.9	177.0	4.4%	2.4%	1.5%	0.5%
Consolidated	$1,845.3	$1,792.3	3.0%	3.7%	(0.1%)	(0.6%)
(1) Organic growth includes the impact of price and volume.

Our CPG segment generated organic sales growth during the second quarter of fiscal 2025, led by turnkey roofing systems which benefited from its restoration project focus, direct sales model, and high level of customer service. Sales growth was partially offset by unfavorable foreign exchange translation and delays in construction due to hurricane activity.

Our PCG segment generated organic sales growth during the second quarter of fiscal 2025, driven by the flooring and protective coatings businesses serving high-performance construction projects. This organic growth was strongest in Europe, which generated positive results from MAP initiatives. Growth in emerging markets was also strong, driven by demand from high-performance building and infrastructure projects. Unfavorable foreign exchange translation partially offset sales growth.

Our Consumer segment generated organic sales growth in the second quarter of fiscal 2025 driven by market share gains and improved DIY takeaway at retail, including the impact of favorable weather. Strong growth in international markets continued due to targeted marketing campaigns. Sales growth was partially offset by the rationalization of lower margin products and unfavorable foreign exchange translation.

Our SPG segment generated sales growth during the second quarter of fiscal 2025, which was driven by the disaster restoration business' response to hurricane activity and an acquisition in the first quarter of fiscal 2025 in the food coatings business.

Gross Profit Margin Our consolidated gross profit margin of 41.4% of net sales for the second quarter of fiscal 2025 compares to a consolidated gross profit margin of 41.7% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 0.3%, or 30 basis points ("bps"), resulted primarily from unfavorable sales mix and labor inflation, partially offset by our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect moderate inflationary headwinds to be reflected in our results throughout the remainder of fiscal 2025.

SG&A Our consolidated SG&A expense during the period was $6.5 million higher versus the same period last year but decreased to 28.7% of net sales from 29.2% of net sales for the prior year quarter. These increases were primarily driven by $4.4 million of bad debt expense in our Consumer segment related to a retail customer bankruptcy, increased professional fees related to our MAP 2025 initiatives, merit increases and increased amortization related to our MAP 2025 program, partially offset by decreased bonus expense and healthcare costs. The prior period includes the $4.0 million expense related to the adverse legal ruling as described above in Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements.

Our CPG segment SG&A decreased approximately $4.4 million during the second quarter of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease was mainly due to MAP 2025 initiatives, reductions in warranty, bad debt and bonus expense, partially offset by merit increases.

Our PCG segment SG&A was approximately $3.7 million higher for the second quarter of fiscal 2025 versus the comparable prior year period and increased slightly as a percentage of net sales. The increase in expense was driven by increased commissions due to improved results, merit increases and increased R&D expense, partially offset by decreased SG&A related to divestitures in fiscal 2024.

Our Consumer segment SG&A increased by approximately $7.1 million during the second quarter of fiscal 2025 versus the same period last year and increased slightly as a percentage of net sales. The quarter-over-quarter increase in SG&A was primarily attributable to $4.4 million of bad debt expense related to a retail customer bankruptcy, along with increased amortization related to our MAP 2025 program, professional fees and IT expenses, partially offset by reductions in distribution costs.

Our SPG segment SG&A decreased approximately $4.5 million during the second quarter of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease in SG&A expense is primarily attributable to the $4.0 million expense related to the adverse legal ruling in the prior period that did not recur in the current period, along with savings attributable to MAP initiatives.

SG&A expenses in our corporate/other category during the second quarter of fiscal 2025 increased approximately $4.6 million versus last year’s second quarter. This was mainly due to increased professional fees related to our MAP 2025 operational improvement initiatives and increased compensation, partially offset by decreased healthcare costs.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended November 30, 2024 and 2023, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	November 30, 2024	November 30, 2023	Change
Service cost	$12.3	$12.4	$(0.1)
Interest cost	12.1	11.3	0.8
Expected return on plan assets	(14.4)	(12.9)	(1.5)
Amortization of:
Net actuarial losses recognized	2.3	4.4	(2.1)
Total Net Periodic Pension & Postretirement Benefit Costs	$12.3	$15.2	$(2.9)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the three months ended November 30, 2024 and November 30, 2023, related to our MAP 2025 initiative, which is a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Three months ended
(in millions)	November 30, 2024	November 30, 2023
Severance and benefit costs	$5.7	$1.1
Facility closure and other related costs	1.9	0.1
Total Restructuring Costs	$7.6	$1.2

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $13.3 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	November 30, 2024	November 30, 2023
Interest expense	$23.2	$30.3
Average interest rate (a)	4.50%	4.81%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$0.7
Non-acquisition-related average debt reduction	(6.1)
Change in average interest rate	(1.7)
Total Change in Interest Expense	$(7.1)

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 6, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	November 30, 2024	% of net sales	November 30, 2023	% of net sales
CPG Segment	$105.7	15.3%	$98.4	14.9%
PCG Segment	63.8	16.8%	61.5	16.4%
Consumer Segment	88.3	15.0%	98.1	16.9%
SPG Segment	16.7	9.0%	10.1	5.7%
Non-Op Segment	(61.5)	—	(72.3)	—
Consolidated	$213.0		$195.8

On a consolidated basis, our results reflect sales growth and MAP 2025 benefits. Our CPG segment results reflect sales growth and MAP 2025 benefits, partially offset by unfavorable mix. Our PCG segment results were driven by improved sales mix as well as other benefits of MAP 2025. Our Consumer segment results reflect $4.4 million of bad debt expense from a retail customer bankruptcy, along with increased restructuring costs and increased amortization related to our MAP 2025 program. The current period earnings decline was mitigated by sales growth and MAP 2025 benefits, along with the rationalization of lower margin products. Our SPG segment results reflect sales growth and MAP 2025 benefits. In addition, our prior period SPG results reflect the $4.0 million expense related to the adverse legal ruling. Our Non-Op segment results reflect reduced interest expense, pension non-service costs, and the favorable swing in investment returns, partially offset by increased compensation and professional fees related to our MAP 2025 operational improvement initiatives.

Income Tax Rate The effective income tax rate of 13.9% for the three months ended November 30, 2024 compares to the effective income tax rate of 25.5% for the three months ended November 30, 2023. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective income tax rate for the three-month period ended November 30, 2024, reflects adjustments made to our deferred income taxes. During the quarter ended November 30, 2024 we reassessed certain of our income tax positions following recent developments in U.S. income tax case law. Based on our current analysis and interpretations, we recorded a gross favorable income tax adjustment of $43.9 million which reflects an increase in our deferred income tax asset for U.S. foreign tax credit carryforwards. Further, we assessed our ability to fully realize the deferred income tax asset associated with these incremental U.S. foreign tax credits during the respective carryforward periods. As of November 30, 2024, we concluded that a valuation allowance of $22.1 million should be recorded. The valuation allowance reduces the benefit for the aforementioned gross deferred tax asset adjustment to a net amount of $21.8 million, which reflects our current estimate of the amount of the deferred tax asset for these credits we expect to realize during the carryforward periods.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	November 30, 2024	% of net sales	November 30, 2023	% of net sales
Net income	$183.5	9.9%	$145.8	8.1%
Net income attributable to RPM International Inc. stockholders	183.2	9.9%	145.5	8.1%
Diluted earnings per share	1.42		1.13

Six Months Ended November 30, 2024

Net Sales

	Six Months Ended
(in millions, except percentages)	November 30, 2024	November 30, 2023	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$1,484.1	$1,444.5	2.7%	3.4%	0.3%	(1.0%)
PCG Segment	751.9	753.4	(0.2%)	2.6%	(1.6%)	(1.2%)
Consumer Segment	1,218.7	1,248.3	(2.4%)	(1.5%)	0.0%	(0.9%)
SPG Segment	359.4	357.9	0.4%	(1.3%)	1.4%	0.3%
Consolidated	$3,814.1	$3,804.1	0.3%	1.2%	(0.1%)	(0.8%)
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the first half of fiscal 2025, led by turnkey roofing systems which benefited from its restoration project focus, direct sales model, and high level of customer service. Unfavorable foreign exchange translation and delays in construction due to hurricane activity partially offset sales growth.

Our PCG segment generated organic sales growth during the first half of fiscal 2025 when compared to the same prior year period. Organic sales growth was driven by the flooring and protective coatings businesses, which benefited from its focus on maintenance and restoration and specified solutions for high-performance new construction projects. This growth was strongest in Europe, which generated positive results from MAP initiatives. Growth in emerging markets was also strong, driven by demand from high-performance building and infrastructure projects. The divestiture of USL's Bridgecare services division in the first quarter of fiscal 2024 and unfavorable foreign exchange translation offset this sales growth.

Our Consumer segment experienced sales declines in the first half of fiscal 2025 driven by reduced DIY takeaway at retail, customer destocking, the rationalization of certain lower-margin products and unfavorable foreign exchange translation. This was partially offset by strong growth in international markets due to targeted marketing campaigns.

Our SPG segment experienced organic sales declines during the first half of fiscal 2025, which were driven by soft demand in specialty OEM markets. Sales declines were offset by growth from an acquisition in the food coatings business in the first quarter of fiscal 2025 and favorable foreign exchange translation.

Gross Profit Margin Our consolidated gross profit margin of 42.0% of net sales for the first half of fiscal 2025 compares to a consolidated gross profit margin of 41.5% for the comparable period a year ago. The current period gross profit margin increase of approximately 0.5%, or 50 bps, resulted primarily from our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence that favorably impacted our gross margin, which were partially offset by labor inflation.

We expect moderate inflationary headwinds to be reflected in our results throughout the remainder of fiscal 2025.

SG&A Our consolidated SG&A expense during the period was $1.7 million higher versus the same period last year and accounted for 27.7% of net sales, consistent with the prior year period. Merit increases, along with increased commissions, R&D costs and increased amortization related to our MAP 2025 program were primary drivers. Further, the prior period includes the $11.1 million gain on business interruption insurance proceeds which did not recur in the current period. This was partially offset by reduced bad debt expense, warranty expense, stock compensation expense and insurance costs, along with MAP savings. In addition, the prior period includes the $4.5 million loss on the sale of USL's Bridgecare services division and $4.4 million of expense related to the adverse legal ruling.

Our CPG segment SG&A decreased approximately $7.4 million during the first half of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease in expense was mainly due to MAP savings and a decrease in warranty expense, bad debt expense and bonus expense, partially offset by increased commissions, along with merit increases.

Our PCG segment SG&A was approximately $8.3 million lower for the first half of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease in expense was mainly due to a reduction in bad debt expense, along with the $4.5 million loss on the sale of USL's Bridgecare services division recorded during the prior year period, partially offset by merit increases.

Our Consumer segment SG&A increased by approximately $19.2 million during the first half of fiscal 2025 versus the same period last year and increased as a percentage of net sales. The period-over-period increase in SG&A was primarily attributable to the $11.1 million gain on business interruption insurance proceeds received in the prior period that did not recur in the current period, $4.4 million of bad debt expense related to a retail customer bankruptcy, increased amortization related to our MAP 2025 program, and merit increases, partially offset by MAP savings, along with decreased advertising costs and a reduction in variable distribution costs.

Our SPG segment SG&A decreased approximately $3.8 million during the first half of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease in SG&A expense is primarily attributable to the $4.4 million expense related to the adverse legal ruling in the prior period that did not recur in the current period, along with savings attributable to MAP, partially offset by investments in strategic growth initiatives.

SG&A expenses in our corporate/other category during the first half of fiscal 2025 increased approximately $2.0 million versus last year’s first half. This was mainly due to merit increases, increased bonus expense and professional fees related to our MAP 2025 operational improvement initiatives, partially offset by decreased insurance costs and reduced stock compensation expense.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the six months ended November 30, 2024 and 2023, as the service cost component has a significant impact on our SG&A expense:

	Six Months Ended
(in millions)	November 30, 2024	November 30, 2023	Change
Service cost	$24.7	$24.7	$—
Interest cost	24.2	22.7	1.5
Expected return on plan assets	(28.8)	(25.8)	(3.0)
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.6	8.8	(4.2)
Total Net Periodic Pension & Postretirement Benefit Costs	$24.6	$30.3	$(5.7)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the six months ended November 30, 2024 and November 30, 2023, related to our MAP 2025 initiative, which is a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Six Months Ended
(in millions)	November 30, 2024	November 30, 2023
Severance and benefit costs	$12.2	$3.0
Facility closure and other related costs	2.6	0.2
Other restructuring costs	-	4.5
Total Restructuring Costs	$14.8	$7.7

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $13.3 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Six Months Ended
(in millions, except percentages)	November 30, 2024	November 30, 2023
Interest expense	$47.6	$62.2
Average interest rate (a)	4.54%	4.76%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.0
Non-acquisition-related average debt reduction	(13.0)
Change in average interest rate	(2.6)
Total Change in Interest Expense	$(14.6)

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 6, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Six Months Ended
(in millions, except percentages)	November 30, 2024	% of net sales	November 30, 2023	% of net sales
CPG Segment	$262.6	17.7%	$238.9	16.5%
PCG Segment	128.1	17.0%	106.3	14.1%
Consumer Segment	196.4	16.1%	229.9	18.4%
SPG Segment	31.9	8.9%	26.5	7.4%
Non-Op Segment	(115.6)	—	(136.6)	—
Consolidated	$503.4		$465.0

On a consolidated basis, our results reflect MAP 2025 benefits, including benefits generated from the commodity cycle. Our CPG segment results reflect sales growth and MAP 2025 benefits. Our PCG segment results reflect improved fixed-cost leverage from positive volumes, which were enhanced by MAP 2025 initiatives. In addition, our prior period PCG segment results reflect the $4.5 million loss on the sale of USL's Bridgecare services division, the $3.3 million impairment of an indefinite lived-intangible asset as described above in Note 3, "Restructuring," to the Consolidated Financial Statements, and higher bad debt expense. Our Consumer segment results reflect reduced fixed-cost absorption due to negative volumes, $4.4 million of bad debt expense from a retail customer bankruptcy, increased restructuring costs and increased amortization related to our MAP 2025 program, while our prior period results include the $11.1 million gain on business interruption insurance proceeds. The current period earnings decline was mitigated by improved operating efficiencies related to MAP 2025 and rationalization of lower margin products. Our SPG segment results reflect MAP 2025 benefits, partially offset by increased restructuring costs. In addition, our prior period SPG results reflect the $4.4 million expense related to the adverse legal ruling. Our Non-Op segment results reflect reduced interest expense, pension non-service costs, insurance costs and stock compensation expense, partially offset by increased employee related costs.

Income Tax Rate The effective income tax rate of 18.2% for the six months ended November 30, 2024 compares to the effective income tax rate of 25.3% for the six months ended November 30, 2023. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective income tax rate for the six-month period ended November 30, 2024, reflects adjustments made to our deferred income taxes. During the quarter ended November 30, 2024 we reassessed certain of our income tax positions following recent developments in U.S. income tax case law. Based on our current analysis and interpretations, we recorded a gross favorable income tax adjustment of $43.9 million which reflects an increase in our deferred income tax asset for U.S. foreign tax credit carryforwards. Further, we assessed our ability to fully realize the deferred income tax assets associated with these incremental U.S. foreign tax credits during the respective carryforward periods. As of November 30, 2024, we concluded that a valuation allowance of $22.1 million should be recorded. The valuation allowance reduces the benefit for the aforementioned gross deferred tax asset adjustment to a net amount of $21.8 million, which reflects our current estimate of the amount of the deferred tax asset for these credits we expect to realize during the carryforward periods.

The effective income tax rate for the six-month period ended November 30, 2024, also reflects a favorable adjustment for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

Net Income

	Six Months Ended
(in millions, except percentages and per share amounts)	November 30, 2024	% of net sales	November 30, 2023	% of net sales
Net income	$412.0	10.8%	$347.1	9.1%
Net income attributable to RPM International Inc. stockholders	410.9	10.8%	346.6	9.1%
Diluted earnings per share	3.19		2.69

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2025 Compared with Fiscal 2024

Operating Activities

Approximately $527.5 million of cash was provided by operating activities during the first six months of fiscal 2025, compared with $767.8 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $64.9 million during the first six months of fiscal 2025 versus the same period during fiscal 2024.

During the first six months of fiscal 2025, the change in accounts receivable provided approximately $149.7 million less cash than the first six months of fiscal 2024. This was primarily due to the timing of sales. Average days sales outstanding (“DSO”) at November 30, 2024, decreased to 61.2 days from 63.0 days at November 30, 2023.

During the first six months of fiscal 2025, the change in inventory used approximately $80.2 million more cash compared to spending during the same period a year ago. This is due to increased inventory purchases compared to the prior year period when our operating segments were using safety stock built up in response to supply chain outages and raw material inflation. Average days of inventory outstanding (“DIO”) at November 30, 2024 decreased to 78.4 days from 86.9 days at November 30, 2023.

The change in accounts payable during the first six months of fiscal 2025 used approximately $46.2 million less cash than during the first six months of fiscal 2024. This is associated with working capital efficiencies enabled by MAP 2025 initiatives, including improved procurement practices. Average days payables outstanding (“DPO”) increased to 87.8 days at November 30, 2024 from 81.2 days at November 30, 2023.

Investing Activities

For the first six months of fiscal 2025, cash used for investing activities increased by $86.9 million to $198.5 million as compared to $111.6 million in the prior year period. This year-over-year increase in cash used for investing activities was driven primarily by a $70.2 million increase in cash used for business acquisitions.

We paid for capital expenditures of $100.7 million and $89.3 million during the first six months of fiscal 2025 and fiscal 2024, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2025.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2024 and May 31, 2024, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $177.2 million and $154.3 million, respectively.

As of November 30, 2024, approximately $216.4 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $215.2 million at May 31, 2024. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first six months of fiscal 2025, financing activities used $286.4 million of cash, which compares to cash used for financing activities of $610.3 million during the first six months of fiscal 2024. The overall decrease in cash used for financing activities was driven principally by debt-related activities. During the first six months of fiscal 2025, we repaid the $130.0 million outstanding on our accounts receivable securitization program ("AR Program"), compared to payments of $175.0 million in the prior year period. In addition, we borrowed $25.1 million on our revolving credit facility during the first six months of fiscal 2025, compared to payments of $270.2 million in the prior year period. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.50 billion and $1.36 billion as of November 30, 2024 and May 31, 2024, respectively.

Revolving Credit Agreement

In August 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027 and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or benchmark interest rate (i.e. the adjusted Secured Overnight Financing Rate (SOFR) for USD denominated debt), as defined, at our option, plus a spread determined by our debt rating. The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

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

As of November 30, 2024, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 1.45 to 1.00, while our Interest Coverage Ratio was 12.02 to 1.00. As of November 30, 2024, we had $984.9 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

As of November 30, 2024, we did not have an outstanding balance under our AR Program, compared to the maximum availability of $250.0 million. In December 2024, we provided written notice to our lenders to reduce the maximum availability from $250.0 million to $50.0 million.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at November 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the U.S. Environmental Protection Agency of the agency's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. Based on information currently known, we are not able to estimate the outcome of this matter or a possible range of loss, if any.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the second quarter of fiscal 2025:

Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2024 through September 30, 2024	-	$-	-
October 1, 2024 through October 31, 2024	5,862	$128.54	-
November 1, 2024 through November 30, 2024	128,869	$135.79	128,869
Total - Second Quarter	134,731	$135.47	128,869

(1) All of the 5,862 shares of common stock that were disposed of back to us during the three-month period ended November 30, 2024 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $227.3 million at November 30, 2024. Refer to Note 9, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2024, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

RPM International Inc. 2024 Omnibus Equity and Incentive Plan, which is incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on August 22, 2024 (File No. 1-14187)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, has been formatted in Inline XBRL

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

Dated: January 7, 2025