Form 10-Q
period 2025-02-28
RPM INTERNATIONAL INC/DE/
filed 2025-04-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025,

or

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

As of March 31, 2025, the registrant had 128,422,516 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2025	May 31, 2024
Assets
Current Assets
Cash and cash equivalents	$241,895	$237,379
Trade accounts receivable (less allowances of $48,908 and $48,763, respectively)	1,105,085	1,419,445
Inventories	1,044,776	956,465
Prepaid expenses and other current assets	367,197	282,059
Total current assets	2,758,953	2,895,348
Property, Plant and Equipment, at Cost	2,629,810	2,515,847
Allowance for depreciation	(1,236,755)	(1,184,784)
Property, plant and equipment, net	1,393,055	1,331,063
Other Assets
Goodwill	1,358,632	1,308,911
Other intangible assets, net of amortization	510,385	512,972
Operating lease right-of-use assets	346,221	331,555
Deferred income taxes	34,368	33,522
Other	217,961	173,172
Total other assets	2,467,567	2,360,132
Total Assets	$6,619,575	$6,586,543
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$640,446	$649,650
Current portion of long-term debt	7,057	136,213
Accrued compensation and benefits	215,643	297,249
Accrued losses	33,568	32,518
Other accrued liabilities	346,747	350,434
Total current liabilities	1,243,461	1,466,064
Long-Term Liabilities
Long-term debt, less current maturities	2,090,182	1,990,935
Operating lease liabilities	296,861	281,281
Other long-term liabilities	224,270	214,816
Deferred income taxes	89,019	121,222
Total long-term liabilities	2,700,332	2,608,254
Contingencies and Accrued Losses (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 146,225 and outstanding 128,423 as of February 28, 2025; issued 145,779 and outstanding 128,629 as of May 31, 2024	1,284	1,286
Paid-in capital	1,172,247	1,150,751
Treasury stock, at cost	(934,470)	(864,502)
Accumulated other comprehensive (loss)	(598,290)	(537,290)
Retained earnings	3,033,505	2,760,639
Total RPM International Inc. stockholders' equity	2,674,276	2,510,884
Noncontrolling Interest	1,506	1,341
Total equity	2,675,782	2,512,225
Total Liabilities and Stockholders' Equity	$6,619,575	$6,586,543

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net Sales	$1,476,562	$1,522,982	$5,290,669	$5,327,114
Cost of Sales	909,072	915,818	3,121,962	3,143,105
Gross Profit	567,490	607,164	2,168,707	2,184,009
Selling, General and Administrative Expenses	501,710	504,760	1,557,692	1,559,081
Restructuring Expense	3,456	6,359	18,215	14,096
Interest Expense	22,993	28,527	70,604	90,693
Investment (Income), Net	(1,266)	(18,665)	(20,818)	(36,393)
Other (Income) Expense, Net	(354)	2,602	(1,370)	7,973
Income Before Income Taxes	40,951	83,581	544,384	548,559
(Benefit) Provision for Income Taxes	(11,363)	22,103	80,066	139,953
Net Income	52,314	61,478	464,318	408,606
Less: Net Income Attributable to Noncontrolling Interests	280	279	1,388	820
Net Income Attributable to RPM International Inc. Stockholders	$52,034	$61,199	$462,930	$407,786
Average Number of Shares of Common Stock Outstanding:
Basic	127,536	127,781	127,628	127,803
Diluted	128,154	128,334	128,315	128,315
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.41	$0.48	$3.61	$3.18
Diluted	$0.40	$0.47	$3.59	$3.16

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Net Income	$52,314	$61,478	$464,318	$408,606
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(19,666)	(7,591)	(65,779)	1,218
Pension and other postretirement benefit liability adjustments, net of tax	2,009	3,356	4,067	9,966
Unrealized gain on securities, net of tax	123	197	709	34
Total other comprehensive (loss) income	(17,534)	(4,038)	(61,003)	11,218
Total Comprehensive Income	34,780	57,440	403,315	419,824
Less: Comprehensive Income Attributable to Noncontrolling Interests	273	280	1,385	832
Comprehensive Income Attributable to RPM International Inc. Stockholders	$34,507	$57,160	$401,930	$418,992

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 29,
	2025	2024
Cash Flows from Operating Activities:
Net income	$464,318	$408,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,092	126,656
Deferred income taxes	(47,012)	2,190
Stock-based compensation expense	21,494	19,457
Net (gain) on marketable securities	(5,125)	(16,496)
Net loss on sales of assets and businesses	-	2,576
Other	(635)	1,244
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	302,429	430,512
(Increase) decrease in inventory	(96,539)	55,118
(Increase) decrease in prepaid expenses and other current and long-term assets	(35,973)	30,349
Increase (decrease) in accounts payable	5,174	(83,960)
(Decrease) in accrued compensation and benefits	(82,118)	(20,049)
Increase in accrued losses	1,383	4,366
(Decrease) in other accrued liabilities	(48,476)	(19,424)
Cash Provided by Operating Activities	619,012	941,145
Cash Flows from Investing Activities:
Capital expenditures	(158,924)	(138,093)
Acquisition of businesses, net of cash acquired	(127,325)	(15,549)
Purchase of marketable securities	(77,640)	(30,591)
Proceeds from sales of marketable securities	59,460	22,130
Proceeds from sales of assets and businesses, net	-	5,749
Other	(1,236)	2,485
Cash (Used for) Investing Activities	(305,665)	(153,869)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	104,047	-
Reductions of long-term and short-term debt	(136,379)	(516,086)
Cash dividends	(190,064)	(172,601)
Repurchases of common stock	(52,499)	(37,488)
Shares of common stock returned for taxes	(17,140)	(21,949)
Payments of acquisition-related contingent consideration	(1,122)	(1,082)
Other	(1,014)	(1,586)
Cash (Used for) Financing Activities	(294,171)	(750,792)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14,660)	(3,366)
Net Change in Cash and Cash Equivalents	4,516	33,118
Cash and Cash Equivalents at Beginning of Period	237,379	215,787
Cash and Cash Equivalents at End of Period	$241,895	$248,905
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$71,931	$90,770
Income Taxes, net of refunds	$180,243	$172,008
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$14,721	$12,621

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2024	128,629	$1,286	$1,150,751	$(864,502)	$(537,290)	$2,760,639	$2,510,884	$1,341	$2,512,225
Net income	-	-	-	-	-	227,692	227,692	862	228,554
Other comprehensive (loss) income	-	-	-	-	(3,300)	-	(3,300)	19	(3,281)
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(58,892)	(58,892)	-	(58,892)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(122)	(122)
Share repurchases under repurchase program	(152)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	225	2	6,225	(15,684)	-	-	(9,457)	-	(9,457)
Balance at August 31, 2024	128,702	$1,287	$1,156,977	$(897,686)	$(540,590)	$2,929,439	$2,649,427	$2,100	$2,651,527
Net income	-	-	-	-	-	183,204	183,204	246	183,450
Other comprehensive (loss)	-	-	-	-	(40,173)	-	(40,173)	(15)	(40,188)
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(65,622)	(65,622)	-	(65,622)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(708)	(708)
Share repurchases under repurchase program and related excise tax	(129)	(1)	1	(17,478)	-	-	(17,478)	-	(17,478)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(5)	-	7,323	(654)	-	-	6,669	-	6,669
Balance at November 30, 2024	128,568	$1,286	$1,164,301	$(915,818)	$(580,763)	$3,047,021	$2,716,027	$1,623	$2,717,650
Net income	-	-	-	-	-	52,034	52,034	280	52,314
Other comprehensive (loss)	-	-	-	-	(17,527)	-	(17,527)	(7)	(17,534)
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(65,550)	(65,550)	-	(65,550)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(390)	(390)
Share repurchases under repurchase program	(143)	(2)	2	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(2)	-	7,944	(1,152)	-	-	6,792	-	6,792
Balance at February 28, 2025	128,423	$1,284	$1,172,247	$(934,470)	$(598,290)	$3,033,505	$2,674,276	$1,506	$2,675,782

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000
Net income	-	-	-	-	-	201,082	201,082	231	201,313
Other comprehensive income	-	-	-	-	11,746	-	11,746	14	11,760
Dividends declared and paid ($0.42 per share)	-	-	-	-	-	(54,065)	(54,065)	-	(54,065)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(712)	(712)
Share repurchases under repurchase program	(122)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	318	3	9,115	(15,078)	-	-	(5,960)	-	(5,960)
Balance at August 31, 2023	128,962	$1,290	$1,133,941	$(812,041)	$(593,189)	$2,551,142	$2,281,143	$1,693	$2,282,836
Net income	-	-	-	-	-	145,505	145,505	310	145,815
Other comprehensive income (loss)	-	-	-	-	3,499	-	3,499	(3)	3,496
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(59,260)	(59,260)	-	(59,260)
Share repurchases under repurchase program	(132)	(1)	1	(12,500)	-	-	(12,500)	-	(12,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	42	-	8,028	(5,861)	-	-	2,167	-	2,167
Balance at November 30, 2023	128,872	$1,289	$1,141,970	$(830,402)	$(589,690)	$2,637,387	$2,360,554	$2,000	$2,362,554
Net income	-	-	-	-	-	61,199	61,199	279	61,478
Other comprehensive income (loss)	-	-	-	-	(4,039)	-	(4,039)	1	(4,038)
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(59,276)	(59,276)	-	(59,276)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(873)	(873)
Share repurchases under repurchase program	(115)	(1)	1	(12,488)	-	-	(12,488)	-	(12,488)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	6	-	2,311	(1,455)	-	-	856	-	856
Balance at February 29, 2024	128,763	$1,288	$1,144,282	$(844,345)	$(593,729)	$2,639,310	$2,346,806	$1,407	$2,348,213

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and nine-month periods ended February 28, 2025 and February 29, 2024. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2024.

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

The current total expected costs associated with this plan are outlined below and increased approximately $3.1 million compared to our prior quarter estimate, attributable to increases in expected facility closure and other related costs of $2.7 million and increases in expected severance and benefit charges of $0.4 million. Throughout our MAP 2025 initiative, we will continue to assess and find areas of improvement and cost savings. As such, the final implementation of the aforementioned phases and total expected costs are subject to change.

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

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the three- and nine-month periods ending February 28, 2025, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 28, 2025	February 28, 2025	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$759	$2,587	$17,790	$20,152
Facility closure and other related costs	238	908	1,516	8,033
Total Charges	$997	$3,495	$19,306	$28,185

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$227	$1,294	$5,153	$5,617
Facility closure and other related costs	65	77	249	1,326
Other restructuring costs	-	-	7,092	7,092
Total Charges	$292	$1,371	$12,494	$14,035

Consumer Segment:
Severance and benefit costs	$752	$8,108	$17,881	$18,220
Facility closure and other related costs	1,033	1,490	2,267	3,766
Total Charges	$1,785	$9,598	$20,148	$21,986

Specialty Products Group ("SPG") Segment:
Severance and benefit costs	$236	$2,126	$5,825	$5,899
Facility closure and other related costs	146	1,625	2,160	2,817
Total Charges	$382	$3,751	$7,985	$8,716

Corporate/Other:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$1,974	$14,115	$46,599	$49,838
Facility closure and other related costs	1,482	4,100	6,192	15,942
Other restructuring costs	-	-	7,092	7,092
Total Charges	$3,456	$18,215	$59,883	$72,872

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment for the three- and nine-month periods ending February 29, 2024:

	Three Months Ended	Nine Months Ended
(In thousands)	February 29, 2024	February 29, 2024

CPG Segment:
Severance and benefit costs	$4,034	$4,836
Facility closure and other related costs	163	163
Total Charges	$4,197	$4,999

PCG Segment:
Severance and benefit costs	$579	$1,623
Facility closure and other related costs	2	125
Other restructuring costs (a)	-	4,555
Total Charges	$581	$6,303

Consumer Segment:
Severance and benefit costs	$817	$852
Facility closure and other related costs	18	32
Total Charges	$835	$884

SPG Segment:
Severance and benefit costs	$639	$1,774
Facility closure and other related costs	107	136
Total Charges	$746	$1,910

Consolidated:
Severance and benefit costs	$6,069	$9,085
Facility closure and other related costs	290	456
Other restructuring costs	-	4,555
Total Charges	$6,359	$14,096
(a)
Of the $4.6 million of other restructuring costs incurred for the nine-month period ending February 29, 2024, $3.3 million is associated with the impairment of an indefinite-lived tradename as described above.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at November 30, 2024	$17,625	$289	$-	$17,914
Additions charged to expense	1,974	1,482	-	3,456
Cash payments charged against reserve	(5,033)	(1,759)	-	(6,792)
Non-cash charges and other adjustments	(383)	-	-	(383)
Balance at February 28, 2025	$14,183	$12	$-	$14,195

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2024	$17,351	$18	$-	$17,369
Additions charged to expense	14,115	4,100	-	18,215
Cash payments charged against reserve	(16,436)	(4,106)	-	(20,542)
Non-cash charges and other adjustments	(847)	-	-	(847)
Balance at February 28, 2025	$14,183	$12	$-	$14,195

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at November 30, 2023	$2,805	$-	$-	$2,805
Additions charged to expense	6,069	290	-	6,359
Cash payments charged against reserve	(1,863)	(288)	-	(2,151)
Non-cash charges and other adjustments	(1)	-	-	(1)
Balance at February 29, 2024	$7,010	$2	$-	$7,012

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	9,085	456	4,555	14,096
Cash payments charged against reserve	(4,808)	(454)	-	(5,262)
Non-cash charges and other adjustments	16	-	(4,555)	(4,539)
Balance at February 29, 2024	$7,010	$2	$-	$7,012

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$23,647	$-	$23,647
Corporate bonds	-	126	-	126
Total available-for-sale debt securities	-	23,773	-	23,773
Marketable equity securities:
Stocks – foreign	1,711	-	-	1,711
Stocks – domestic	10,870	-	-	10,870
Mutual funds – foreign	-	44,655	-	44,655
Mutual funds – domestic	-	98,295	-	98,295
Total marketable equity securities	12,581	142,950	-	155,531
Total	$12,581	$166,723	$-	$179,304

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,559	$-	$26,559
Corporate bonds	-	138	-	138
Total available-for-sale debt securities	-	26,697	-	26,697
Marketable equity securities:
Stocks – foreign	1,518	-	-	1,518
Stocks – domestic	9,028	-	-	9,028
Mutual funds – foreign	-	39,114	-	39,114
Mutual funds – domestic	-	77,966	-	77,966
Total marketable equity securities	10,546	117,080	-	127,626
Contingent consideration	-	-	(2,229)	(2,229)
Total	$10,546	$143,777	$(2,229)	$152,094

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first nine months of fiscal 2025, we paid approximately $2.2 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the current year. During the first nine months of fiscal 2024, we paid approximately $1.1 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2024. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payments of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within other accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2025 and May 31, 2024, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our long-term debt as of February 28, 2025 and May 31, 2024 is as follows:

	At February 28, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,097,239	$2,008,677

	At May 31, 2024
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	2,127,148	1,979,359

NOTE 5 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Interest (income)	$(3,172)	$(5,914)	$(10,235)	$(16,262)
Net loss (gain) on marketable securities	5,559	(10,270)	(5,125)	(16,496)
Dividend (income)	(3,653)	(2,481)	(5,458)	(3,635)
Investment (income), net	$(1,266)	$(18,665)	$(20,818)	$(36,393)

Net Loss (Gain) on Marketable Securities

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Unrealized losses (gains) on marketable equity securities	$16,049	$(12,015)	$5,544	$(18,439)
Realized (gains) losses on marketable equity securities	(10,490)	1,742	(10,755)	1,874
Realized losses on available-for-sale debt securities	-	3	86	69
Net loss (gain) on marketable securities	$5,559	$(10,270)	$(5,125)	$(16,496)

NOTE 6 — OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Pension non-service (credits) costs	$(34)	$2,793	$(87)	$8,359
Other	(320)	(191)	(1,283)	(386)
Other (income) expense, net	$(354)	$2,602	$(1,370)	$7,973

NOTE 7 — INCOME TAXES

The effective income tax benefit rate of (27.7%) for the three months ended February 28, 2025 compares to the effective income tax rate of 26.4% for the three months ended February 29, 2024. The effective tax rate of 14.7% for the nine months ended February 28, 2025 compares to the effective income tax rate of 25.5% for the nine months ended February 29, 2024.

The effective income tax rates for the three- and nine-month periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective tax rate for the current three- and nine-month periods ended February 28, 2025, reflect adjustments made to our deferred income taxes. During the current quarter we recorded a $22.1 million favorable adjustment for the reversal of valuation allowances on U.S. foreign tax credit carryforwards. This adjustment was based on our current estimate of the deferred tax assets for these credits that we expect to realize during the carryforward period. Further, during the nine-month period we reassessed certain of our income tax positions following developments in U.S. income tax case law. During the second quarter ended November 30, 2024, based on our analysis and interpretations at that time, we recorded a net favorable income tax adjustment of $21.8 million which reflected an increase in our deferred income tax assets for U.S. foreign tax credit carryforwards. The effective income tax rate for the nine-month period also reflects a favorable adjustment recorded during the first quarter of fiscal 2025 for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

Our deferred tax liability for unremitted foreign earnings was adjusted to $4.1 million as of May 31, 2024. The $4.1 million represented our estimate of the net tax cost of remitting $285.6 million of foreign earnings that were not considered to be permanently reinvested. As of February 28, 2025, the amount of these earnings has changed to $154.2 million and we no longer have a tax liability associated with remitting these earnings. The reduction to the earnings amounts no longer permanently reinvested is due principally to distributions of such earnings during the year. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of February 28, 2025. Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

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

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	February 28, 2025	May 31, 2024
Raw material and supplies	$390,694	$354,428
Finished goods	654,082	602,037
Total Inventory, Net of Reserves	$1,044,776	$956,465

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

During the three months ended February 28, 2025, we repurchased 142,864 shares of our common stock at a cost of approximately $17.5 million, or an average of $122.49 per share, under this program. During the three months ended February 29, 2024, we repurchased 114,588 shares of our common stock at a cost of $12.5 million, or an average of $108.98 per share, under this program. During the nine months ended February 28, 2025, we repurchased 423,879 shares of our common stock at a cost of approximately $52.5 million, or an average of $123.86 per share, under this program. During the nine months ended February 29, 2024, we repurchased 368,871 shares of our common stock at a cost of $37.5 million, or an average of $101.63 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $209.8 million at February 28, 2025.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended February 28, 2025	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at November 30, 2024	$(507,964)	$(82,589)	$11,405	$(1,615)	$(580,763)
Current period comprehensive (loss) income	(21,201)	-	-	128	(21,073)
Income taxes associated with current period comprehensive (loss) income	1,542	-	-	(2)	1,540
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,697	-	(3)	2,694
Income taxes reclassified into earnings	-	(688)	-	-	(688)
Balance at February 28, 2025	$(527,623)	$(80,580)	$11,405	$(1,492)	$(598,290)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended February 29, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at November 30, 2023	$(456,577)	$(142,154)	$11,405	$(2,364)	$(589,690)
Current period comprehensive (loss) income	(6,720)	-	-	211	(6,509)
Income taxes associated with current period comprehensive (loss) income	(872)	-	-	(8)	(880)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,391	-	(7)	4,384
Income taxes reclassified into earnings	-	(1,035)	-	1	(1,034)
Balance at February 29, 2024	$(464,169)	$(138,798)	$11,405	$(2,167)	$(593,729)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Nine Months Ended February 28, 2025	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2024	$(461,847)	$(84,647)	$11,405	$(2,201)	$(537,290)
Current period comprehensive (loss) income	(65,159)	(1,521)	-	1,036	(65,644)
Income taxes associated with current period comprehensive (loss) income	1,473	-	-	(85)	1,388
Amounts reclassified from accumulated other comprehensive income (loss)	-	7,431	-	(279)	7,152
Income taxes reclassified into earnings	(2,090)	(1,843)	-	37	(3,896)
Balance at February 28, 2025	$(527,623)	$(80,580)	$11,405	$(1,492)	$(598,290)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Nine Months Ended February 29, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)
Current period comprehensive (loss) income	2,397	-	-	289	2,686
Income taxes associated with current period comprehensive (loss) income	(1,191)	-	-	(70)	(1,261)
Amounts reclassified from accumulated other comprehensive income (loss)	-	13,013	-	(197)	12,816
Income taxes reclassified into earnings	-	(3,047)	-	12	(3,035)
Balance at February 29, 2024	$(464,169)	$(138,798)	$11,405	$(2,167)	$(593,729)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three- and nine-month periods ended February 28, 2025 and February 29, 2024.

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$52,034	$61,199	$462,930	$407,786
Less: Allocation of earnings and dividends to participating securities	(256)	(279)	(1,788)	(1,840)
Net income available to common shareholders - basic	51,778	60,920	461,142	405,946
Add: Undistributed earnings reallocated to unvested shareholders	-	-	6	5
Net income available to common shareholders - diluted	$51,778	$60,920	$461,148	$405,951
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,536	127,781	127,628	127,803
Average diluted options and awards	618	553	687	512
Total shares for diluted earnings per share (1)	128,154	128,334	128,315	128,315
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.41	$0.48	$3.61	$3.18
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.40	$0.47	$3.59	$3.16
Method used to calculate diluted earnings per share	Two-class	Two-class	Two-class	Two-class

(1) The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the three and nine months ended February 28, 2025, approximately 190,000 and 170,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the three and nine months ended February 29, 2024, approximately 300,000 and 250,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and nine-month periods ended February 28, 2025 and February 29, 2024:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2025	2024	2025	2024
Service cost	$10,804	$10,913	$1,120	$887
Interest cost	9,795	8,992	1,963	1,935
Expected return on plan assets	(12,017)	(10,518)	(2,376)	(2,400)
Amortization of:
Prior service cost (credit)	1	1	(32)	(31)
Net actuarial losses recognized	2,153	4,205	294	209
Net Periodic Benefit Cost	$10,736	$13,593	$969	$600

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2025	2024	2025	2024
Service cost	$-	$-	$425	$569
Interest cost	21	22	318	390
Amortization of:
Net actuarial (gains) recognized	(6)	(4)	(140)	(12)
Net Periodic Benefit Cost	$15	$18	$603	$947

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Pension Benefits	2025	2024	2025	2024

Service cost	$32,412	$32,739	$3,360	$2,661
Interest cost	29,385	26,976	5,889	5,805
Expected return on plan assets	(36,051)	(31,554)	(7,128)	(7,200)
Amortization of:
Prior service cost (credit)	1	3	(96)	(93)
Net actuarial losses recognized	6,459	12,615	882	627
Net Periodic Benefit Cost	$32,206	$40,779	$2,907	$1,800

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Postretirement Benefits	2025	2024	2025	2024

Service cost	$-	$-	$1,275	$1,707
Interest cost	63	66	954	1,170
Amortization of:
Net actuarial (gains) recognized	(18)	(12)	(420)	(36)
Net Periodic Benefit Cost	$45	$54	$1,809	$2,841

Net periodic pension cost for fiscal 2025 is less than our fiscal 2024 cost due to an increase in expected return on plan assets and a reduction in the amortization of the net actuarial loss to be recognized. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2024 that we are required and expect to contribute approximately $5.9 million to plans outside the U.S. during the current fiscal year and we will evaluate whether to make additional contributions to plans in the U.S. and outside the U.S. throughout fiscal 2025. As a result of our evaluation, we contributed $45.5 million to the main pension plan in the U.S. during the current quarter, which will increase our total expected U.S. contributions to $45.5 million during fiscal year 2025.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2025, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$11,678	$12,651	$11,621	$11,776
Deductions (1)	(5,998)	(7,479)	(20,600)	(24,863)
Provision charged to expense	6,415	7,297	21,074	25,556
Ending Balance	$12,095	$12,469	$12,095	$12,469

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

On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the U.S. Environmental Protection Agency ("EPA") of the EPA's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. The EPA provided an initial proposed penalty calculation on January 14, 2025, which totaled approximately $6.2 million. We are disputing this proposed penalty and believe that it is unwarranted under the circumstances. Based on information currently known, we are not able to estimate the outcome of this matter or a possible range of loss, if any.

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor was also entitled to seek recovery of some portion of its attorneys’ fees and costs. On November 15, 2023, the U.S. District Court for the Eastern District of California issued an order awarding the distributor approximately $4.4 million in connection with attorney's fees and costs the distributor allegedly incurred throughout the duration of this legal action. As a result of this order, we increased our accrual to $10.4 million as of November 30, 2023. On December 27, 2023, we paid the $6.0 million judgment, and then decreased our accrual to approximately $4.4 million. We appealed the District Court's order awarding attorneys’ fees and costs to the distributor to the Ninth Circuit Court of Appeals. On January 21, 2025, the Ninth Circuit reversed in part and affirmed in part the District Court’s order awarding attorneys’ fees and costs. As a result, we paid the distributor $4.6 million, which resulted in a reduction of our accrual to zero, and recording $0.2 million of expense for the period ending February 28, 2025.

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

A jury trial commenced in this matter on September 17, 2024. On September 27, 2024, the jury rendered a verdict against our subsidiary for $190.0 million, consisting of both compensatory and punitive damages. We filed an objection to the former supplier’s proposed form of judgment seeking a reduction or elimination of certain damages included in the jury’s verdict. On January 28, 2025, the District Court reduced the compensatory and punitive damages award by $79.2 million. On February 28, 2025, the District Court entered judgment in the amount of $110.8 million, consisting of both compensatory and punitive damages, plus prejudgment interest applicable to the compensatory damages in the amount of 9.0% per annum beginning on August 1, 2018. We believe that the jury verdict is not supported by the facts of the case or applicable law, is the result of significant trial error, and there are strong grounds for appeal. We intend to vigorously challenge the verdict and judgment through appropriate post-trial motions and appellate processes.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $150.0 million, which is inclusive of the prejudgment interest awarded, and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses, and selling, general and administrative expenses in our consolidated financial statements as of and for the nine-month period ended February 28, 2025. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. The Consumer segment recovered $10.3 million from insurance during the first quarter of fiscal 2024 and $0.8 million during the second quarter of fiscal 2024. These proceeds were recorded as a gain of $11.1 million for the nine-month period ending February 29, 2024. No such proceeds were received during the first nine months of fiscal 2025 or the three-month period ending February 29, 2024. The insurance gains are recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows.

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

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $24.3 million and $32.9 million as of February 28, 2025 and May 31, 2024, respectively. These amounts are included within accounts payable on the Consolidated Balance Sheets.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	February 28, 2025	May 31, 2024	$ Change	% Change
Trade accounts receivable, less allowances	$1,105,085	$1,419,445	$(314,360)	(22.1%)

Contract assets	$61,783	$57,833	$3,950	6.8%
Contract liabilities - short-term	(47,548)	(44,996)	(2,552)	5.7%
Net Contract Assets	$14,235	$12,837	$1,398

The $1.4 million increase in our net contract assets from May 31, 2024 to February 28, 2025, resulted primarily due to the timing of construction jobs in progress at February 28, 2025 versus May 31, 2024. During the three- and nine-month periods ending February 28, 2025, we recognized $6.1 million and $39.2 million of revenue, which was included in contract liabilities as of May 31, 2024. During the three- and nine-month periods ending February 29, 2024, we recognized $6.4 million and $34.9 million of revenue, which was included in contract liabilities as of May 31, 2023.

We also record long-term deferred revenue, which amounted to $83.5 million and $81.7 million as of February 28, 2025 and May 31, 2024, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses for the three and nine months ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$52,671	$57,448	$48,763	$49,482
Bad debt provision	1,893	3,608	8,821	14,197
Uncollectible accounts written off, net of recoveries	(5,075)	(2,471)	(7,290)	(5,285)
Translation adjustments	(581)	(208)	(1,386)	(17)
Ending Balance	$48,908	$58,377	$48,908	$58,377

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

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself ("DIY") products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Australia and South America. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants and wood stains.

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

Three Months Ended February 28, 2025	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$281,740	$204,272	$415,346	$135,234	$1,036,592
Foreign
Canada	37,768	17,607	30,899	825	87,099
Europe	102,141	58,465	46,881	16,807	224,294
Latin America	51,759	8,064	5,708	906	66,437
Asia Pacific	-	27,797	4,958	4,965	37,720
Other Foreign	-	24,420	-	-	24,420
Total Foreign	191,668	136,353	88,446	23,503	439,970
Total	$473,408	$340,625	$503,792	$158,737	$1,476,562

Three Months Ended February 29, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$289,042	$202,857	$415,607	$149,908	$1,057,414
Foreign
Canada	41,353	20,032	32,609	1,267	95,261
Europe	105,617	55,481	47,780	18,147	227,025
Latin America	59,741	10,321	6,447	582	77,091
Asia Pacific	-	30,231	4,756	6,590	41,577
Other Foreign	-	24,614	-	-	24,614
Total Foreign	206,711	140,679	91,592	26,586	465,568
Total	$495,753	$343,536	$507,199	$176,494	$1,522,982

Nine Months Ended February 28, 2025	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$1,252,722	$655,297	$1,401,670	$438,893	$3,748,582
Foreign
Canada	184,892	65,625	116,803	3,030	370,350
Europe	350,564	174,600	169,998	54,861	750,023
Latin America	169,337	27,519	18,529	2,514	217,899
Asia Pacific	-	87,191	15,513	18,856	121,560
Other Foreign	-	82,255	-	-	82,255
Total Foreign	704,793	437,190	320,843	79,261	1,542,087
Total	$1,957,515	$1,092,487	$1,722,513	$518,154	$5,290,669

Nine Months Ended February 29, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location)
United States	$1,194,335	$650,672	$1,435,713	$449,629	$3,730,349
Foreign
Canada	190,695	69,579	118,551	3,698	382,523
Europe	360,488	177,603	166,292	59,528	763,911
Latin America	194,774	28,034	20,588	1,898	245,294
Asia Pacific	-	93,415	14,346	19,674	127,435
Other Foreign	-	77,602	-	-	77,602
Total Foreign	745,957	446,233	319,777	84,798	1,596,765
Total	$1,940,292	$1,096,905	$1,755,490	$534,427	$5,327,114

	Three Months Ended		Nine Months Ended
(In thousands)	February 28,	February 29,	February 28,	February 29,
Income (Loss) Before Income Taxes	2025	2024	2025	2024
CPG Segment	$9,923	$15,060	$272,573	$253,910
PCG Segment	42,818	47,039	170,883	153,362
Consumer Segment	47,998	65,159	244,459	295,054
SPG Segment	5,257	9,803	37,154	36,345
Corporate/Other	(65,045)	(53,480)	(180,685)	(190,112)
Consolidated	$40,951	$83,581	$544,384	$548,559

(In thousands)	February 28,	May 31,
Identifiable Assets	2025	2024
CPG Segment	$2,106,173	$2,160,352
PCG Segment	1,244,947	1,164,165
Consumer Segment	2,130,701	2,283,370
SPG Segment	731,130	733,646
Corporate/Other	406,624	245,010
Consolidated	$6,619,575	$6,586,543

NOTE 17 — SUBSEQUENT EVENT

Subsequent to the end of our third quarter, RPM entered into a definitive agreement to acquire the Star Brands Group, the UK-based parent company of The Pink Stuff, which was announced on April 3, 2025. In calendar year 2024, The Pink Stuff generated net sales of approximately £150 million and will be included in our Consumer reportable segment. The transaction is expected to close late in the fourth quarter of fiscal 2025 or early in the first quarter of fiscal 2026, subject to customary closing conditions.

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

During the three months ended November 30, 2024, we reassessed certain of our income tax positions following developments in U.S. income tax case law. Based on our analysis and interpretations at that time, we recorded a net favorable income tax adjustment of $21.8 million, which reflected the net increase in the deferred income tax asset related to our U.S. foreign tax credit carryforwards. The adjustment was based on our then current estimate of the amount of the deferred tax asset for these credits we expected to realize during the carryforward period. During the third quarter of fiscal 2025, we reassessed the net $21.8 million deferred income tax asset described above. As a result, we recorded a $22.1 million favorable adjustment for the reversal of valuation allowances against these U.S. foreign tax credit carryforwards. As a result, the total deferred tax asset recognized for these U.S. foreign tax credit carryforwards is $43.9 million as of February 28, 2025. The amount recorded is our current estimate of the deferred tax assets for these credits that we expect to realize during the carryforward period. It is possible that the amount recorded could be adjusted if there are changes in U.S. income tax laws, regulations, case law, guidance or other positions issued by the Internal Revenue Service. Further, the amount recorded could change based on our future results or the implementation, if any, of income tax planning.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2025	2024	2025	2024
Net Sales
CPG Segment	$473,408	$495,753	$1,957,515	$1,940,292
PCG Segment	340,625	343,536	1,092,487	1,096,905
Consumer Segment	503,792	507,199	1,722,513	1,755,490
SPG Segment	158,737	176,494	518,154	534,427
Consolidated	$1,476,562	$1,522,982	$5,290,669	$5,327,114
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$9,923	$15,060	$272,573	$253,910
Interest (Expense), Net (b)	(542)	(668)	(1,906)	(4,619)
EBIT (c)	$10,465	$15,728	$274,479	$258,529
PCG Segment
Income Before Income Taxes (a)	$42,818	$47,039	$170,883	$153,362
Interest Income, Net (b)	746	1,204	1,755	3,753
EBIT (c)	$42,072	$45,835	$169,128	$149,609
Consumer Segment
Income Before Income Taxes (a)	$47,998	$65,159	$244,459	$295,054
Interest (Expense) Income, Net (b)	(76)	1,000	(456)	2,619
EBIT (c)	$48,074	$64,159	$244,915	$292,435
SPG Segment
Income Before Income Taxes (a)	$5,257	$9,803	$37,154	$36,345
Interest (Expense) Income, Net (b)	(107)	90	(313)	293
EBIT (c)	$5,364	$9,713	$37,467	$36,052
Corporate/Other
(Loss) Before Income Taxes (a)	$(65,045)	$(53,480)	$(180,685)	$(190,112)
Interest (Expense), Net (b)	(21,748)	(11,488)	(48,866)	(56,346)
EBIT (c)	$(43,297)	$(41,992)	$(131,819)	$(133,766)
Consolidated
Net Income	$52,314	$61,478	$464,318	$408,606
Add: (Benefit) Provision for Income Taxes	(11,363)	22,103	80,066	139,953
Income Before Income Taxes (a)	40,951	83,581	544,384	548,559
Interest (Expense)	(22,993)	(28,527)	(70,604)	(90,693)
Investment Income, Net	1,266	18,665	20,818	36,393
EBIT (c)	$62,678	$93,443	$594,170	$602,859

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2025

Net Sales

	Three months ended
(in millions, except percentages)	February 28, 2025	February 29, 2024	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$473.4	$495.8	(4.5%)	(1.7%)	0.2%	(3.0%)
PCG Segment	340.6	343.5	(0.8%)	(0.3%)	1.1%	(1.6%)
Consumer Segment	503.8	507.2	(0.7%)	0.3%	0.0%	(1.0%)
SPG Segment	158.8	176.5	(10.1%)	(10.9%)	1.4%	(0.6%)
Consolidated	$1,476.6	$1,523.0	(3.0%)	(1.8%)	0.5%	(1.7%)
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment experienced organic sales declines during the third quarter of fiscal 2025, as unfavorable weather conditions limited construction and restoration activity, particularly in the southern and western U.S. Sales declines were also impacted by unfavorable foreign exchange translation.

Our PCG segment experienced slight organic sales declines during the third quarter of fiscal 2025 in comparison to a strong prior year period when organic sales grew 9.2%. Businesses producing fiberglass reinforced plastic structures generated strong growth driven by demand from data centers, while other businesses experienced declines due to challenging comparisons. Sales declines were also impacted by unfavorable foreign exchange translation.

Our Consumer segment generated modest organic sales growth in the third quarter of fiscal 2025 driven by new product introductions and market share gains. This organic sales growth was offset by unfavorable foreign exchange translation.

Our SPG segment experienced organic sales declines during the third quarter of fiscal 2025, primarily due to lower demand in specialty OEM markets and the disaster restoration business, which was impacted by a decline in remediation activity. This was partially offset by growth in the food coatings and additives business, which benefited from a prior acquisition.

Gross Profit Margin Our consolidated gross profit margin of 38.4% of net sales for the third quarter of fiscal 2025 compares to a consolidated gross profit margin of 39.9% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 1.5%, or 150 basis points ("bps"), resulted primarily from reduced fixed-cost absorption due to lower volumes, along with material and labor inflation, which was partially offset by improved pricing and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect that the inflationary headwinds noted above will continue to be reflected in our results throughout the remainder of fiscal 2025 and into fiscal 2026. The impact of tariffs could add to these inflationary headwinds.

SG&A Our consolidated SG&A expense during the period was $3.1 million lower versus the same period last year but increased to 34.0% of net sales from 33.1% of net sales for the prior year quarter. These decreases were primarily driven by MAP 2025 savings initiatives, lower accrued employee benefit costs, decreased advertising costs, decreased professional fees related to our MAP 2025 initiatives and favorable foreign currency translation, partially offset by increased compensation costs, acquisition costs and increased amortization related to our MAP 2025 program.

Our CPG segment SG&A decreased approximately $11.6 million during the third quarter of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease was mainly due to MAP 2025 initiatives, lower accrued employee benefit costs, decreased commissions, reductions in warranty and bad debt expense, and favorable foreign currency translation, partially offset by increased bonus expense.

Our PCG segment SG&A was approximately $4.0 million higher for the third quarter of fiscal 2025 versus the comparable prior year period and increased as a percentage of net sales. The increase in expense was driven by merit increases and additional SG&A related to an acquisition, partially offset by decreased bonus expense and decreased SG&A related to divestitures in fiscal 2024.

Our Consumer segment SG&A increased by approximately $2.2 million during the third quarter of fiscal 2025 versus the same period last year and increased slightly as a percentage of net sales. The quarter-over-quarter increase in SG&A was primarily attributable to increased amortization related to our MAP 2025 program and increased professional fees, partially offset by reductions in bonus expense and advertising costs.

Our SPG segment SG&A decreased approximately $1.6 million during the third quarter of fiscal 2025 versus the comparable prior year period but increased as a percentage of net sales. The decrease in SG&A expense is primarily attributable to MAP 2025 savings initiatives, partially offset by investments in strategic growth initiatives.

SG&A expenses in our corporate/other category during the third quarter of fiscal 2025 increased approximately $3.9 million versus last year’s third quarter. This was mainly due to increased compensation costs, IT expense and merger and acquisition ("M&A") expenses, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended February 28, 2025 and February 29, 2024, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	February 28, 2025	February 29, 2024	Change
Service cost	$12.3	$12.4	$(0.1)
Interest cost	12.1	11.3	0.8
Expected return on plan assets	(14.4)	(12.9)	(1.5)
Amortization of:
Net actuarial losses recognized	2.3	4.4	(2.1)
Total Net Periodic Pension & Postretirement Benefit Costs	$12.3	$15.2	$(2.9)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the three months ended February 28, 2025 and February 29, 2024, related to our MAP 2025 initiative, which is a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Three months ended
(in millions)	February 28, 2025	February 29, 2024
Severance and benefit costs	$2.0	$6.1
Facility closure and other related costs	1.5	0.3
Total Restructuring Costs	$3.5	$6.4

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $13.0 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	February 28, 2025	February 29, 2024
Interest expense	$23.0	$28.5
Average interest rate (a)	4.41%	4.75%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.9
Non-acquisition-related average debt reduction	(5.3)
Change in average interest rate	(2.1)
Total Change in Interest Expense	$(5.5)

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 6, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	February 28, 2025	% of net sales	February 29, 2024	% of net sales
CPG Segment	$9.9	2.1%	$15.1	3.0%
PCG Segment	42.8	12.6%	47.0	13.7%
Consumer Segment	48.0	9.5%	65.2	12.8%
SPG Segment	5.3	3.3%	9.8	5.6%
Corporate/Other	(65.0)	—	(53.5)	—
Consolidated	$41.0		$83.6

On a consolidated basis, our results reflect reduced fixed-cost absorption due to negative volumes and unfavorable foreign currency translation. Our CPG segment results reflect sales declines, reduced fixed-cost absorption due to lower volumes and temporary inefficiencies due to MAP 2025 plant consolidations, along with foreign currency translation headwinds. Our PCG segment results reflect increased SG&A expenses as noted above and reduced fixed-cost absorption due to lower volumes, partially offset by MAP 2025 benefits. Our Consumer segment results reflect reduced fixed-cost absorption due to MAP 2025 working capital efficiency initiatives, along with raw material inflation, increased restructuring costs and increased amortization related to our MAP 2025 program. The current period earnings decline was mitigated by MAP 2025 benefits. Our SPG segment results reflect sales declines and reduced fixed-cost absorption due to negative volumes, partially offset by MAP 2025 benefits. Our corporate/other category results reflect the unfavorable swing in investment returns and increased compensation costs, partially offset by reduced interest expense, pension non-service costs, and decreased professional fees related to our MAP 2025 operational improvement initiatives.

Income Tax Rate The effective income tax benefit rate of (27.7%) for the three months ended February 28, 2025 compares to the effective income tax rate of 26.4% for the three months ended February 29, 2024. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits. Additionally, the effective tax rate for the current three-month period ended February 28, 2025, reflects an adjustment made to our deferred income taxes. During this current quarter we recorded a $22.1 million favorable adjustment for the reversal of valuation allowances on U.S. foreign tax credit carryforwards. This adjustment was based on our current estimate of the deferred tax assets for these credits that we expect to realize during the carryforward period.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	February 28, 2025	% of net sales	February 29, 2024	% of net sales
Net income	$52.3	3.5%	$61.5	4.0%
Net income attributable to RPM International Inc. stockholders	52.0	3.5%	61.2	4.0%
Diluted earnings per share	0.40		0.47

Nine Months Ended February 28, 2025

Net Sales

	Nine Months Ended
(in millions, except percentages)	February 28, 2025	February 29, 2024	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$1,957.5	$1,940.3	0.9%	2.1%	0.3%	(1.5%)
PCG Segment	1,092.5	1,096.9	(0.4%)	1.7%	(0.7%)	(1.4%)
Consumer Segment	1,722.5	1,755.5	(1.9%)	(0.9%)	0.0%	(1.0%)
SPG Segment	518.2	534.4	(3.0%)	(4.4%)	1.4%	0.0%
Consolidated	$5,290.7	$5,327.1	(0.7%)	0.4%	0.1%	(1.2%)
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the first nine months of fiscal 2025, led by turnkey roofing systems which benefited from its restoration project focus, direct sales model, and high level of customer service. Unfavorable foreign exchange translation and delays in construction and restoration due to unfavorable weather activity partially offset sales growth.

Our PCG segment generated organic sales growth during the first nine months of fiscal 2025 when compared to the same prior year period. Organic sales growth was driven by the flooring business, which benefited from its focus on maintenance and restoration and specified solutions for high-performance new construction projects. This growth was strongest in emerging markets, which was driven by demand from high-performance building and infrastructure projects. The divestiture of USL's Bridgecare services division in the first quarter of fiscal 2024 and unfavorable foreign exchange translation offset this sales growth.

Our Consumer segment experienced organic sales declines in the first nine months of fiscal 2025 driven by reduced DIY takeaway at retail, customer destocking and the rationalization of certain lower-margin products. This was partially offset by strong growth in international markets due to targeted marketing campaigns. Unfavorable foreign exchange translation also impacted sales declines.

Our SPG segment experienced organic sales declines during the first nine months of fiscal 2025, which were driven by soft demand in specialty OEM markets and the disaster restoration business, which was impacted by lower remediation activity. Sales declines were partially offset by growth from an acquisition in the food coatings business in the first quarter of fiscal 2025.

Gross Profit Margin Our consolidated gross profit margin of 41.0% of net sales for the first nine months of fiscal 2025 was consistent with the comparable prior year period. The current period gross profit margins remained flat as our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence that favorably impacted our gross margin, were offset by reduced fixed-cost absorption due to lower volumes, labor inflation, unfavorable sales mix and foreign currency translation.

We expect that the inflationary headwinds noted above will continue to be reflected in our results throughout the remainder of fiscal 2025 and into fiscal 2026. The impact of tariffs could add to these inflationary headwinds.

SG&A Our consolidated SG&A expense during the period was $1.4 million lower versus the same period last year but increased slightly to 29.4% of net sales from 29.3% of net sales for the prior year period. This decrease was due to reduced advertising costs, bad debt expense, warranty expense and insurance costs, along with MAP savings, and a $4.2 million decrease in expense related to the adverse legal ruling from a case associated with a divested business. In addition, the prior period includes the $4.5 million loss on the sale of USL's Bridgecare services division as described above in Note 3, "Restructuring," to the Consolidated Financial Statements. This was partially offset by merit increases, along with increased professional fees, R&D costs and increased amortization related to our MAP 2025 program. Further, the prior period includes the $11.1 million gain on business interruption insurance proceeds which did not recur in the current period. See Note 13, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements for additional information regarding the business interruption proceeds and adverse legal ruling.

Our CPG segment SG&A decreased approximately $19.1 million during the first nine months of fiscal 2025 versus the comparable prior year period and decreased as a percentage of net sales. The decrease in expense was mainly due to MAP savings, along with lower accrued employee benefit costs, decreased warranty expense, bad debt expense, professional fees and favorable foreign currency translation, partially offset by merit increases.

Our PCG segment SG&A was approximately $4.3 million lower for the first nine months of fiscal 2025 versus the comparable prior year period and decreased slightly as a percentage of net sales. The decrease in expense was mainly due to a reduction in bad debt expense, and bonus expense, along with the $4.5 million loss on the sale of USL's Bridgecare services division recorded during the prior year period, partially offset by merit increases.

Our Consumer segment SG&A increased by approximately $21.5 million during the first nine months of fiscal 2025 versus the same period last year and increased as a percentage of net sales. The period-over-period increase in SG&A was primarily attributable to the $11.1 million gain on business interruption insurance proceeds received in the prior period that did not recur in the current period, $4.4 million of bad debt expense related to a retail customer bankruptcy, increased amortization related to our MAP 2025 program, and increased IT expenses, partially offset by MAP savings, along with decreased advertising costs.

Our SPG segment SG&A decreased approximately $5.4 million during the first nine months of fiscal 2025 versus the comparable prior year period and decreased slightly as a percentage of net sales. The decrease in SG&A expense is primarily attributable to the $4.2 million decrease in expense related to the adverse legal ruling from a case associated with a divested business, along with savings attributable to MAP, partially offset by investments in strategic growth initiatives.

SG&A expenses in our corporate/other category during the first nine months of fiscal 2025 increased approximately $5.9 million versus last year’s first nine months. This was mainly due to increased bonus expense, compensation costs and M&A expenses, partially offset by decreased insurance costs.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the nine months ended February 28, 2025 and February 29, 2024, as the service cost component has a significant impact on our SG&A expense:

	Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024	Change
Service cost	$37.0	$37.1	$(0.1)
Interest cost	36.3	34.0	2.3
Expected return on plan assets	(43.1)	(38.7)	(4.4)
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	6.9	13.2	(6.3)
Total Net Periodic Pension & Postretirement Benefit Costs	$37.0	$45.5	$(8.5)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the nine months ended February 28, 2025 and February 29, 2024, related to our MAP 2025 initiative, which is a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Nine Months Ended
(in millions)	February 28, 2025	February 29, 2024
Severance and benefit costs	$14.1	$9.1
Facility closure and other related costs	4.1	0.5
Other restructuring costs	-	4.5
Total Restructuring Costs	$18.2	$14.1

Most activities under MAP 2025 are anticipated to be completed by the end of fiscal 2025; however, we expect some costs to extend beyond this date. We currently expect to incur approximately $13.0 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Nine Months Ended
(in millions, except percentages)	February 28, 2025	February 29, 2024
Interest expense	$70.6	$90.7
Average interest rate (a)	4.50%	4.75%

(a) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$3.0
Non-acquisition-related average debt reduction	(18.5)
Change in average interest rate	(4.6)
Total Change in Interest Expense	$(20.1)

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note 6, “Other (Income) Expense, Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Nine Months Ended
(in millions, except percentages)	February 28, 2025	% of net sales	February 29, 2024	% of net sales
CPG Segment	$272.6	13.9%	$253.9	13.1%
PCG Segment	170.9	15.6%	153.4	14.0%
Consumer Segment	244.5	14.2%	295.1	16.8%
SPG Segment	37.1	7.2%	36.3	6.8%
Corporate/Other	(180.7)	—	(190.1)	—
Consolidated	$544.4		$548.6

On a consolidated basis, our results reflect reduced fixed-cost absorption due to negative volumes and unfavorable foreign currency translation, partially offset by MAP 2025 benefits. Our CPG segment results reflect sales growth and MAP 2025 benefits. Our PCG segment results reflect improved fixed-cost leverage from positive volumes, which were enhanced by MAP 2025 initiatives. In addition, our prior period PCG segment results reflect the $4.5 million loss on the sale of USL's Bridgecare services division, the $3.3 million impairment of an indefinite lived-intangible asset as described above in Note 3, "Restructuring," to the Consolidated Financial Statements, and higher bad debt expense. Our Consumer segment results reflect reduced fixed-cost absorption due to negative volumes, raw material and labor inflation, $4.4 million of bad debt expense from a retail customer bankruptcy, increased restructuring costs and increased amortization related to our MAP 2025 program, while our prior period results include the $11.1 million gain on business interruption insurance proceeds. The current period earnings decline was mitigated by improved operating efficiencies related to MAP 2025 and rationalization of lower margin products. Our SPG segment results reflect MAP 2025 benefits, partially offset by reduced fixed-cost absorption due to negative volumes and increased restructuring costs. In addition, our SPG results reflect a $4.2 million decrease in expense related to the adverse legal ruling from a case associated with a divested business. Our corporate/other category results reflect reduced interest expense, pension non-service costs and insurance costs, partially offset by the unfavorable swing in investment returns, along with increased compensation expense and M&A expenses.

Income Tax Rate The effective rate of 14.7% for the nine months ended February 28, 2025 compares to the effective income tax rate of 25.5% for the nine months ended February 29, 2024. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective tax rate for the current nine-month period ended February 28, 2025, reflect adjustments made to our deferred income taxes. During the current quarter we recorded a $22.1 million favorable adjustment for the reversal of valuation allowances on U.S. foreign tax credit carryforwards. This adjustment was based on our current estimate of the deferred tax assets for these credits that we expect to realize during the carryforward period. Further, during the nine-month period we reassessed certain of our income tax positions following developments in U.S. income tax case law. During the second quarter ended November 30, 2024, based on our analysis and interpretations at that time, we recorded a net favorable income tax adjustment of $21.8 million which reflected an increase in our deferred income tax assets for U.S. foreign tax credit carryforwards. The effective income tax rate for the nine-month period also reflects a favorable adjustment recorded during the first quarter of fiscal 2025 for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

Net Income

	Nine Months Ended
(in millions, except percentages and per share amounts)	February 28, 2025	% of net sales	February 29, 2024	% of net sales
Net income	$464.3	8.8%	$408.6	7.7%
Net income attributable to RPM International Inc. stockholders	462.9	8.7%	407.8	7.7%
Diluted earnings per share	3.59		3.16

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2025 Compared with Fiscal 2024

Operating Activities

Approximately $619.0 million of cash was provided by operating activities during the first nine months of fiscal 2025, compared with $941.1 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $55.7 million during the first nine months of fiscal 2025 versus the same period during fiscal 2024.

During the first nine months of fiscal 2025, the change in accounts receivable provided approximately $128.1 million less cash than the first nine months of fiscal 2024. This was primarily due to the timing of sales. Average days sales outstanding (“DSO”) at February 28, 2025, decreased to 61.9 days from 62.7 days at February 29, 2024.

During the first nine months of fiscal 2025, the change in inventory used approximately $151.7 million more cash compared to spending during the same period a year ago. This is due to increased inventory purchases compared to the prior year period when our operating segments were using safety stock built up in response to supply chain outages and raw material inflation. Average days of inventory outstanding (“DIO”) at February 28, 2025 decreased to 85.2 days from 93.5 days at February 29, 2024.

The change in accounts payable during the first nine months of fiscal 2025 used approximately $89.1 million less cash than during the first nine months of fiscal 2024. This is associated with working capital efficiencies enabled by MAP 2025 initiatives, including improved procurement practices. Average days payables outstanding (“DPO”) increased to 89.9 days at February 28, 2025 from 83.2 days at February 29, 2024.

Investing Activities

For the first nine months of fiscal 2025, cash used for investing activities increased by $151.8 million to $305.7 million as compared to $153.9 million in the prior year period. This year-over-year increase in cash used for investing activities was driven primarily by a $111.8 million increase in cash used for business acquisitions.

We paid for capital expenditures of $158.9 million and $138.1 million during the first nine months of fiscal 2025 and fiscal 2024, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2025.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2025 and May 31, 2024, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $179.3 million and $154.3 million, respectively.

As of February 28, 2025, approximately $223.0 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $215.2 million at May 31, 2024. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first nine months of fiscal 2025, financing activities used $294.2 million of cash, which compares to cash used for financing activities of $750.8 million during the first nine months of fiscal 2024. The overall decrease in cash used for financing activities was driven principally by debt-related activities. During the first nine months of fiscal 2025, we repaid the $130.0 million outstanding on our accounts receivable securitization program ("AR Program") and borrowed $104.0 million on our revolving credit facility. In comparison, we made payments of $175.0 million on our AR Program, repaid $85.2 million on our revolving credit facility, and repaid $250.0 million on our term loan during the first nine months of fiscal 2024. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.21 billion and $1.36 billion as of February 28, 2025 and May 31, 2024, respectively.

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

As of February 28, 2025, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 1.56 to 1.00, while our Interest Coverage Ratio was 12.44 to 1.00. As of February 28, 2025, we had $913.2 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

In December 2024, we provided written notice to our lenders to reduce the maximum availability from $250.0 million to $50.0 million. As of February 28, 2025, we did not have an outstanding balance under our AR Program.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at February 28, 2025.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global and regional markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) changes in global trade policies, including the adoption or expansion of tariffs and trade barriers; (h) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (i) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (j) the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, and the risks of failing to meet any other objectives of our improvement plans; (k) risks related to the adequacy of our contingent liability reserves; (l) risks relating to a public health crisis similar to the Covid pandemic; (m) risks related to acts of war similar to the Russian invasion of Ukraine; (n) risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; (o) risks related to our or our third parties' use of technology including artificial intelligence, data breaches and data privacy violations; (p) the shift to remote work and online purchasing and the impact that has on residential and commercial real estate construction; and (q) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Form 10-K for the year ended May 31, 2024, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the EPA of the EPA's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. The EPA provided an initial proposed penalty calculation on January 14, 2025, which totaled approximately $6.2 million. We are disputing this proposed penalty and believe that it is unwarranted under the circumstances. Based on information currently known, we are not able to estimate the outcome of this matter or a possible range of loss, if any.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the third quarter of fiscal 2025:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2024 through December 31, 2024	2,654	$125.09	-
January 1, 2025 through January 31, 2025	8,225	$120.25	2,761
February 1, 2025 through February 28, 2025	140,103	$122.55	140,103
Total - Third Quarter	150,982	$122.47	142,864

(1) All of the 8,118 shares of common stock that were disposed of back to us during the three-month period ended February 28, 2025 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $209.8 million at February 28, 2025. Refer to Note 9, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2025, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, has been formatted in Inline XBRL

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

Dated: April 8, 2025