Form 10-K
period 2025-05-31
RPM INTERNATIONAL INC/DE/
filed 2025-07-24
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at November 30, 2024 was approximately $17,629,392,156.

As of July 21, 2025, 128,376,265 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 2, 2025 (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2025.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the construction, industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Gator, Grupo PV, Hummervoll, illbruck, Kemtile, Key Resin, Nudura, Mohawk, The Pink Stuff, Prime Resins, Rust-Oleum, Specialty Polymer Coatings, Stonhard, Strathmore, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser. As of May 31, 2025, our subsidiaries marketed products in approximately 163 countries and territories and operated manufacturing facilities in approximately 118 locations in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Poland, South Africa, South Korea, Spain, the United Arab Emirates, the United Kingdom, and the United States. Approximately 30% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2025, we recorded net sales of $7.4 billion.

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

Name of Reportable Segment	Percentage of Consolidated Net Sales	Description of Product Lines/Businesses
CPG	Approximately 38%

Construction sealants and adhesives, coatings and chemicals products, roofing systems, concrete admixture and repair products, building envelope solutions, products for parking decks, insulated cladding, metal composite material ("MCM") and aluminum composite material ("ACM") wall panels, firestopping, flooring systems, and weatherproofing solutions

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

SPG	Approximately 9%	Restoration services equipment, colorants, nail enamels, factory applied industrial coatings, preservation products and edible coatings and specialty glazes for pharmaceutical and food industries.

See Note R, “Segment Information,” to the Consolidated Financial Statements, for financial information relating to our four reportable segments and financial information by geographic area.

CPG Segment

Our CPG segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines and services are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Our CPG segment generated $2.8 billion in net sales for the fiscal year ended May 31, 2025 and includes the following major product lines and brand names:

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
•
new residential home weatherization systems marketed under our TUFF-N-DRI, Watchdog Waterproofing and Enviro-Dri brand names, ‘A’ rated fire classified vapor control membranes sold under the illbruck brand name and non-combustible insulated breather membranes sold under the Skytech brand name;
•
specialized roofing, building maintenance and related services performed by our Weatherproofing Technologies Incorporated (WTI) subsidiary, as well as our Weatherproofing Technologies Canada (WTC) subsidiary that include: turnkey general contracting projects where we supply product and apply it, general roofing repairs, roof restorations, building asset management programs, diagnostic services, indoor air quality audits, HVAC restorations, including Pure Air Control Services, job-site inspections, TremCare maintenance programs, customized warranty solutions and offerings, also including StructureCare, which focuses primarily on waterproofing structures, as well as car park preventive maintenance, restoration and repair;
•
sealing and bonding solutions for windows and doors, facades, interiors and exteriors under our illbruck TremGlaze and Winco brand names;
•
subfloor preparation, leveling screeds for flooring and waterproofing applications under our Tremco and Isocrete brand names;
•
in-plant glazing solutions and structural glazing under our Tremco and EnerEDGE brand names;
•
high-performance resin flooring systems, terrazo, polyurethane & MMA waterproof coatings, epoxy floor paint and coatings, concrete repair and protection products, traffic deck coatings, and decorative concrete for industrial and commercial applications sold under our Flowcrete, Flow Resin, Vulkem, Deckshield and Key Resins brand names;
•
rolled asphalt roofing materials, waterproofing products, and chemical admixtures marketed under our Viapol, Vandex and Betumat brand names;
•
concrete and masonry admixtures, concrete fibers, cement grinding aids, cement performance enhancers, curing and sealing compounds, structural grouts and mortars, epoxy adhesives, polyurethane foams, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Conex, Toxement, Viapol, Dural, EUCO, Eucon, Accelguard, Eucem, Fiberstrand, Increte Systems, Plastol, Sentinel, Speed Crete, Tuf-Strand, Maxten, Color-Crete, Prime Gel, Prime Bond, Prime Coat, Prime Guard, Prime Rez, Prime Flex and Tremco PUMA Expansion Joint System brand names;
•
solutions for fire stopping and intumescent coatings for steel structures under our Firetherm brand now all transitioned to Nullifire, Veda and TREMStop brand names;
•
adhesive & sealant solutions for the manufacturing industries under our Pactan brand name;
•
insulated building cladding materials (exterior insulating and finishing systems, “EIFS”) under our Dryvit and NewBrick brand names;
•
Architectural coatings and specialty finishes for building exteriors under our Dryvit brand name;
•
MCM, ACM and EIFS prefabricated exterior wall panels under our Dryvit brand name;
•
insulated concrete form (“ICF”) and industrial concrete panel wall systems and engineered buck framing systems and ICF bracing systems marketed and sold under the Nudura, Prebuck, and Giraffe brand names;
•
foam joint sealants for commercial construction manufactured and marketed under the Willseal brand name;

•
expansion joint covers and fire-stopping solutions for horizontal and vertical linear joints under the Willseal and Veda brands;
•
armored floor joints for industrial buildings under HCJ brand.

PCG Segment

Our PCG segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our PCG segment generated $1.5 billion in net sales for the fiscal year ended May 31, 2025 and includes the following major product lines and brand names:

•
high-performance polymer flooring products and installation services, or turnkey solutions, for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Hummervoll, Kemtile, Liquid Elements, API and Dudick brand names;
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
•
FRP composite grating and structures used for industrial platforms, staircases and rooftop safety, and raised flooring systems for outdoor living spaces utilizing adjustable polypropylene pedestals marketed under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span, Bison, Jouplast and Ocape brand names; and
•
amine curing agents, reactive diluents, specialty epoxy resins and other intermediates under our Arnette Polymers brand name;
•
in certain international markets, in collaboration with companies from the Consumer, CPG and SPG reportable segments, respectively, decorative paints, specialty primers and cleaners, waterproofing, roof coatings and sealants, grouts, concrete repair and admixtures, resin floor and parking deck coatings, intumescent coatings and firestopping products, pleasure marine and deck coatings, marketed under Rust-Oleum, Tremco, Euclid, Flowcrete, Nullifire, Pettit and Tuffcoat brand names.

Consumer Segment

Our Consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and Latin America. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, residential construction suppliers, paint stores, craft shops and to other customers through distributors. Our Consumer segment generated $2.4 billion in net sales in the fiscal year ended May 31, 2025 and is composed of the following major product lines and brand names:

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
•
cleaners sold under The Pink Stuff, Krud Kutter, Mean Green, Concrobium, Whink and Jomax brand names;
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

•
an assortment of other products, including hobby paints and cements marketed under our Testors brand name; and
•
a complete line of caulks, sealants, adhesives, insulating foam, spackling, glazing, and other general patch and repair products for home construction, repair and remodeling marketed through a wide assortment of DAP branded products, including, but not limited to, ‘33’, ‘53’, ‘1012’, 4000, 7000, Alex, Alex Fast Dry, Alex Plus, Alex Ultra, Alex Flex, AMP, Barrier Foam, Beats The Nail, Blend-Stick, Blockade, DAPtex, Draftstop, DryDex, Dynaflex 230, Dynaflex Ultra, Dynagrip, Eclipse, Elastopatch, Extreme Stretch, Fast ‘N Final, FastPatch, Fire Break, Kwik Seal, Kwik Seal Plus, Kwik Seal Ultra, Max Fill, Mono, Mouse Shield, No Warp, Patch-N-Paint, Plastic Wood, Platinum Patch, Power Point, RapidFuse, Seal ‘N Peel, SIDE Winder, Silicone Plus, Silicone Max, SMARTBOND, Storm Bond, TankBond, Touch’N Foam Pro, Touch’N Seal, Ultra Clear, Wall Cavity Foam, and Weldwood.

SPG Segment

Our SPG segment products are sold throughout North America and internationally, primarily in Europe. Our SPG product lines are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. The SPG segment generated $0.7 billion in net sales for the fiscal year ended May 31, 2025 and includes the following major product lines and brand names:

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

Foreign Operations

For the fiscal year ended May 31, 2025, our foreign operations accounted for approximately 28.9% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 0.8% of our total net sales for the fiscal year ended May 31, 2025. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have foreign manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Poland, South Africa, South Korea, Spain, the United Arab Emirates and the United Kingdom. We also have foreign sales offices or warehouse facilities in China, Costa Rica, the Czech Republic, the Dominican Republic, El Salvador, Estonia, Finland, Guatemala, Hong Kong, Hungary, Indonesia, Ireland, Kuwait, Namibia, Norway, Pakistan, Panama, Peru, Philippines, Puerto Rico, Qatar, Singapore, Slovakia, Sweden, Switzerland, Thailand, Türkiye, and Vietnam. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional, national and multi-national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, cleaners, sealants, insulating foams, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based coatings; hobby paints; small project paints; industrial-corrosion-control products; firestopping; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; fiberglass-reinforced-plastic gratings; raised flooring systems; water and fire damage restoration products; carpet cleaning truck-mount systems and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Industrial Protective Coatings Products. Anti-corrosion protective coatings and fireproofing must withstand the destructive elements of nature and operating processes under harsh environments and conditions. Our protective industrial coating products are marketed primarily under our Carboline, Specialty Polymer Coatings, Plasite, Nullifire, Firefilm, Charflame, A/D Fire, Strathmore, Thermo-lag, Perlifoc, Epoplex, Dudick, Farbocustic, Perliwool and Southwest brand names. Some of the larger consumers of high-performance protective and corrosion control coatings, fireproofing and intumescent steel coatings are the oil and gas, pulp and paper, petrochemical, shipbuilding, high-rise building construction, public utility and bridge and highway industries, water and wastewater treatment plants, and electronics manufacturing facilities. These markets are highly fragmented. We and our competitors compete for market share by supplying a wide variety of high-quality products and by offering customized solutions.

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for over three-quarters of U.S. demand, with the remainder generated by new roofing applications. Our primary roofing brand, Tremco, was founded in 1928. Our roofing products are used in three standard scenarios: (a) restoration (b) re-cover and (c) new construction. We create and drive market demand for these products by providing innovative solutions that deliver exceptional value for the customer. The high performance of our products and services enables a long service life and ease of maintenance. The ease of installation, landfill avoidance, roof longevity, the elimination of facility and occupant disruption, and utilization of sustainable materials and systems ensures a low cost of ownership for our customers. Whether a project is a restoration, re-cover or new construction, our goal is always to help create a space that is safe, dry, and energy efficient for its occupants.

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

FRP Grating and Structural Composites. FRP grating and railings are used primarily in industrial and, to a lesser extent, commercial applications. FRP exhibits many specialized features, which make it a beneficial alternative to traditional steel or aluminum. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP is used for rooftop safety, platforms, walkways and stairs for a variety of applications, including those in the food and beverage, chemical processing, water and wastewater, pulp and paper, commercial roofing, commercial sealants and waterproofing, and offshore oil and gas industries. Structural composites include high-density polypropylene pedestal systems for raised flooring applications in outdoor environments. Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span, Bison, Jouplast and Ocape brand names.

Sealants, Waterproofing, Concrete and Masonry Products. Sealants, which include urethane, silicone, latex, butyl and hybrid technology products, are designed to be installed in construction joints for the purpose of providing a flexible air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic tolerant membranes, expansion joints and bearings are used in a variety of applications for bridge deck construction and restoration and the protection and preservation of balconies, pedestrian walkways and parking structures. In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges, pipes and other infrastructure. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered and/or sustainable products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, AlphaGrade, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Nufins, Pitchmastic PMB, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Logiball, Watchdog Waterproofing, PSI, Tuf-Strand, Sealtite and HydroStop brand names for this line of business.

Building Wall, Cladding and Envelope Systems. CPG's collective products and systems are a single source for new construction, renovation and restoration. We use a fully tested systems approach in standing behind its whole building warranty, providing a single point of responsibility and peace of mind for our customers.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP®, illbruck® and Tremco® trademarks.

Rust-Oleum Corporation and some of our other subsidiaries own more than 950 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline Global, Inc. and some of our other subsidiaries own nearly 500 trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Global Inc. and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Global, Inc. and other subsidiaries of the Company own nearly 400 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco CPG Inc. and some of our other subsidiaries own more than 90 registrations or applications for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco CPG Inc. and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to nearly 950.

Our other principal product trademarks include: 2X Ultra Cover®, AlphaGuard®, Alumanation®, Betumat™, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz®, Dymonic®, EnerEDGE®, Enviro-Dri®, EUCO®, ExoAir®, Flecto™, Fibergrate®, Floquil™, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Sealtite™, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, The Pink Stuff®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol™, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API®, Perlifoc®, Hummervoll®, Nufins®, Pitchmastic PMB®, Visul®, Flowcrete®, Nullifire®, Radglo® and Martin Mathys™. Our trademark registrations are valid for a variety of different terms of up to 15 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

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

Throughout fiscal 2025, we experienced modest inflation in some of our raw materials. We expect that inflation of some materials, inclusive of tariff-related impacts, will create headwinds impacting our results in fiscal 2026. Where possible, actions such as alternative sources of materials will be implemented to minimize the impact of the tariffs.

Changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost and availability of raw materials. Any increase in material costs that are not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and operating results in our first, second and fourth fiscal quarters, which are the three-month periods ending August 31, November 30 and May 31, respectively, while we have experienced seasonally lower performance in our third fiscal quarter.

Customers

Sales to our ten largest Consumer segment customers, such as DIY home centers, on a combined basis represented approximately 22%, 24%, and 25% of our total net sales for each of the fiscal years ended May 31, 2025, 2024 and 2023, respectively. Except for sales to these customers, our business is not dependent upon any one customer or small group of customers but is largely dispersed over a substantial number of customers.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2025, 2024 and 2023, approximately $94.7 million, $92.2 million and $86.6 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative expenses.

Environmental Matters

Our Building a Better World program is the core of our sustainability strategy that helps us create sustainable solutions that add value to our businesses, drive growth, and prioritize the people and communities where we live and work. It is structured around three pillars of Our Products, Our People and Our Processes and is built on a foundation of Our Governance.

Our Building a Better World Oversight Committee supports our ongoing commitment to responsibly serve and engage our associates, customers and stakeholders on critical sustainability matters. The Oversight Committee includes, among others, Vice President – Corporate Benefits & Risk Management; Vice President – Environmental, Health and Safety; Vice President – Operations; and representatives from each business segment. The Building a Better World Oversight Committee is chaired by the Vice President – Investor Relations & Sustainability.

The Building a Better World Oversight Committee reviews and identifies sustainability and climate-related risks and opportunities, and the processes for developing and managing sustainability related goals. The Chair of the Building a Better World Oversight Committee provides updates to the Governance and Nominating Committee of the Board to seek insight with respect to important sustainability and climate-related issues. Dedicated teams of subject matter experts focus on addressing and managing risks, opportunities and strategies as well as developing initiatives and programming in support of our Building a Better World program pillars.

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

Respect at RPM

At RPM, we are committed to fostering, cultivating and preserving a culture of diversity and inclusion. We support this commitment and provide associate resources through Respect at RPM, a program that reinforces our core values of operating with transparency, trust and respect. The program emphasizes the importance of these core values across our operations; and supports associate growth and development. We recruit, select, hire and develop individuals based on their qualifications and skills. All associates and other parties involved in the employment relationship are required to comply with RPM’s Code of Conduct and are prohibited from discriminating against individuals during all stages of employment or hiring, including decisions involving recruitment, promotion, transfer, assignment, training, termination and lay-offs, working conditions, wage and salary administration, associate benefits and application of policies. We prohibit inappropriate conduct against others, including discrimination perpetrated by associates, supervisors, customers or vendors, and strictly prohibit retaliation and harassment, as set forth in our Code of Conduct and Hotline and Non-Retaliation Policy.

Health & Safety

We follow many best practices to ensure our associates come to work feeling empowered to safely do their jobs. As part of our EH&S management system, we continuously educate and train to institutionalize our health and safety values, set and monitor health and safety objectives, conduct regular risk assessments and process hazard and root cause analysis, and actively enforce incident prevention and reporting policies. In addition, we contract with trusted, third-party vendors to conduct EH&S compliance audits annually that are prioritized based on high-risk processes, facilities with recent expansion or process changes and to cover any new acquisitions. These audits cover the following critical focus areas: health & safety, environmental compliance, property risk, product stewardship and chemical compliance.

Associates

As of May 31, 2025, we employed 17,778 persons. Approximately 324 U.S. employees were represented by unions under contracts which expire at varying times in the future. We believe that all relations with associates and their unions are good.

Item 1A. Risk Factors.

As a global supplier of paint, coatings, roofing, construction and related products and services, we operate in a business environment that includes risks. Each of the risks described in this section may adversely affect some or all of our businesses, the results of our operations, our financial position, or our liquidity. Additionally, while the following factors are considered to be the more significant risk factors for our company, no such list should be considered to be a complete listing of all potential risks and uncertainties. Unlisted risk factors may present additional obstacles which may adversely affect some or all of our businesses, the results of our operations, financial position, or our liquidity. Similarly, the disclosure of any risk factor in this filing as potentially occurring in the future should not be read to imply that the risk has not already materialized. Therefore, you should carefully consider these risk factors, as well as the other information contained in this Annual Report on Form 10-K and other documents we file from time to time, in evaluating us, our business and your investment in us as they could cause our actual results or financial condition to differ materially from those projected in our forward-looking statements.

ECONOMIC AND STRATEGIC RISKS

Our operations and financial condition could be adversely affected by global and regional economic conditions and trends in ways we may not be able to predict or control.

Our operations and financial condition could be adversely affected by many factors including but not limited to a market decline, a public health crisis similar to the Covid pandemic, civil unrest similar to the Russian invasion of Ukraine, higher inflation or interest rates, economic recession, natural disasters, impacts of and issues related to climate change, changes to laws or regulations (including import and export requirements such as new or increased tariffs, sanctions, quotas or trade barriers), cybersecurity incidents, terrorist activity, business disruptions, our ability to adequately staff operations or otherwise.

Furthermore, commercial building utilization and the continued shift in consumer spending to online shopping and remote work may negatively impact residential and commercial construction and repair and maintenance markets. Additionally, escalation in or persistent high interest rates may lead to financial institutions being more prudent with capital deployment and tightening lending, especially in relation to construction and real estate development. As a result, future construction activity could decrease, potentially resulting in a decrease in product demand.

In addition, economic distress decreased purchasing power, public crises, business cyclicality, such as in the oil and gas industry, or other factors could cause difficulties for our customers and, in turn, result in decreases in product demand, increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, resulting in material reductions to our revenues and net earnings. We could experience labor inflation, increased competitive pricing pressure, and raw material inflation and availability issues resulting in difficulties meeting customer demand.

Future economic uncertainties may result in decreased revenue, gross margins, earnings or growth rates, difficulty in managing inventory levels, an inability to predict or meet changes in demand for our products or collect customer receivables, an inability to adequately staff and maintain operations at affected facilities, and negatively impact our customers, suppliers and the markets we serve.

Global economic and capital market conditions may cause our access to capital to be more difficult in the future and/or costs to secure such capital more expensive.

In the future, we may need new or additional financing to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions, or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and we may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our credit facilities is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our credit facility are several and not joint and, as a result, a funding default by one institution does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

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

A significant public health crisis could cause disruptions to our operations resulting in a negative impact to our businesses, results of operations, cash flows and financial condition stemming from impacts on the economy, transportation networks, raw material availability, worker availability, production efforts and customer demand for our products. Our ability to predict and respond to future changes resulting from potential health crisis is uncertain. Even after any future public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our businesses, results of operations, cash flows and financial condition.

Terrorist activities and other acts of violence, civil unrest, or war could negatively impact the locations or industries in which we compete, our operations, and our profitability.

Terrorist activities and acts of violence or war have contributed to economic instability in the United States and elsewhere which has a direct impact on businesses and whole industries operating in those locations. Any future acts of terrorism including cyber-terrorism, violence or war could negatively affect the industries in which we compete, our ability to purchase raw materials, adequately staff our operations, manufacture products or sell or distribute products, which could have a material adverse impact on our financial condition and results of operations.

Catastrophic events, severe weather conditions and natural disasters may reduce the demand for some of our products, impair our ability to meet our demand for such products or cause supply chain disruptions which could have a negative effect on our operations and sales.

From time to time, severe weather conditions and natural disasters could have, a negative effect on our operations and sales. Events such as destructive wildfires, tornados, extreme storms or temperatures and increased flooding or other natural disasters could cause damage to our facilities, and leading to production, supply or distribution challenges resulting in a negative effect on our sales or results of operations. Unusually cold or rainy weather or other disruptive weather, especially during the U.S. general construction and exterior painting season, may also have an adverse effect on sales. Furthermore, the impacts of these risks to our suppliers may have a detrimental effect on our earnings, cash flow, or the sales, manufacturing, and distribution of our products, including supply chain disruptions, raw material shortages and increased costs.

Significant foreign currency exchange rate fluctuations may harm our financial results.

We conduct business in various regions throughout the world and are therefore exposed to risks associated with interest rates and value changes in foreign currencies, including as a result of inflation, central bank monetary policies, currency controls and other exchange restrictions, which may adversely affect our businesses. Our reported net sales, earnings, cash flow and financial condition are subject to fluctuations in foreign exchange rates. Because our Consolidated Financial Statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could in the future have an adverse effect on our net revenues and earnings, and the carrying values of our assets located outside the United States.

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

As of May 31, 2025, we had approximately $2.4 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350, "Intangibles – Goodwill and Other," requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, this is a subjective process that considers both internal and external factors. The impairment assessment evaluation requires the use of significant judgment regarding estimates and assumptions surrounding future results of operations and cash flows.

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

Our total debt was approximately $2.6 billion and $2.1 billion at May 31, 2025 and 2024, respectively, which compares with $2.9 billion and $2.5 billion in stockholders’ equity at May 31, 2025 and 2024, respectively. Our level of indebtedness could adversely impact out business. For example, it could:

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

We cannot guarantee that we will always be able to make timely or sufficient payments of our debt. Should we fail to comply with covenants in our debt instruments, such failure could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

OPERATIONAL RISKS

Operating improvement initiatives, including digital and physical consolidation efforts, may increase our operational risks and could cause us to incur significant expenses and impact the trading value of our common stock.

In August 2022, we approved and announced our Margin Achievement Plan 2025 ("MAP 2025"). MAP 2025 is a multi-year restructuring plan to build on the achievements of our 2020 Margin Acceleration Plan ("MAP to Growth"). On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025 will not be completed until fiscal 2026. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026. Our MAP 2025 operating improvement program is designed to result in significant changes in our organizational and operational structure. We have taken actions and may continue to take additional actions during future periods, in furtherance of these or other operating improvement initiatives. We may incur further expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated associate turnover. Consolidation of systems and locations may increase the severity of any potential risk. Further, the objectives of our operating improvement initiatives may not be achieved. The occurrence of any of these, our failure to succeed in our MAP 2025 operating improvement plan, or other related events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

Fluctuations in the supply and cost of raw materials, energy or other resources may negatively impact our financial results.

The cost and availability of raw materials, including packaging could materially impact our financial results. We obtain raw materials from many suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Factors such as political instability, civil unrest, higher tariffs, import/export restrictions, trade policy, supply chain disruptions, regulations, supplier operational and labor issues, adverse weather conditions and natural disasters, armed conflicts and wars, or public health crises have impacted and may in the future adversely impact our suppliers or the availability and cost of the resource(s) they supply, our ability to meet customer demands for some of our products, staff and maintain operations at affected facilities and our costs generally. In addition, environmental and social regulations, including regulations related to climate change or otherwise, may negatively impact our businesses or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy. Interruptions in the supply of raw materials or sources of energy could in the future have a significant impact on our ability or cost to produce products.

Cost and adequate supply of raw materials is managed by establishing contracts, procuring from multiple sources, and identifying alternative materials or technology; however, sole source suppliers, the unavailability of raw materials or increased prices of raw materials that we are unable to pass along to our customers could have a material adverse effect on our business, financial condition, results of operations or cashflows.

Additionally, changes in international trade duties, tariffs, sanctions and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost of raw materials. Any increased costs associated with tariffs, duties or other trade policies that is not offset by an increase in our prices could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The markets in which we operate are highly competitive and some of our competitors are much larger than we are and may have greater financial resources than we do.

The markets in which we operate are fragmented, and we do not face competition from any one company across all our product lines. However, any significant increase in competition resulting from the consolidation of competitors or other competitive dynamics like new product introductions, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Some companies that compete in our markets include Akzo Nobel, Axalta Coating Systems Ltd., Carlisle Companies Inc., H.B. Fuller, Masco Corporation, PPG Industries, Inc., The Sherwin-Williams Company and Sika AG. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these or other companies could prevent the institution of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

Our success depends upon our ability to identify, attract, retain and develop key associates and the succession of senior management.

Our success largely depends on the performance of our management team and other key associates. If our compensation and benefits, talent management, or cultural programs and practices are not competitive, or employees otherwise become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and may be unable to attract, retain, develop and progress a qualified global workforce, which could adversely affect our business and future success and impair our ability to meet our strategic objectives and the needs of our customers. In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we maintain a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key associates, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

We depend on a few key customers for a significant portion of our net sales and, therefore, significant declines in the level of purchases by any of these key customers could harm our business.

Some of our operating companies, particularly in the Consumer reportable segment, face a substantial amount of customer concentration. For example, our key customers in the Consumer reportable segment include Ace Hardware, Amazon, Do It Best, Hardlines Distribution, The Home Depot, Inc., Lowe’s, Menards, Orgill, W.W. Grainger, and Wal-Mart. Within our Consumer segment, sales to these customers accounted for approximately 65%, 67% and 67% of net sales for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. On a consolidated basis, sales to these customers across all of our reportable segments accounted for approximately 22%, 24% and 25% of our consolidated net sales for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2025, 2024, and 2023, and 24%, 23% and 23% of our Consumer segment net sales for fiscal 2025, 2024 and 2023, respectively. If we were to lose one or more of our key customers, experience a delay or cancellation of a significant order, incur a significant decrease in the level of purchases, or experience difficulty in collecting amounts due from any of our key customers, our net revenues could decline materially and our operating results could be reduced materially.

If our efforts to acquire and integrate other companies or product lines fail or we encounter difficulties associated with divestitures our business may not grow or realize anticipated benefits from these acquisitions or divestitures.

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
•
increased regulatory and compliance risks;
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

Our foreign manufacturing operations accounted for approximately 28.9% of our net sales for the fiscal year ended May 31, 2025, not including exports directly from the United States which accounted for approximately 0.8% of our net sales for fiscal 2025. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by a public health crisis, civil unrest, invasions and conflicts, war, changes in social, political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations, changes in regulatory requirements, and other events that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

Cybersecurity threats, data privacy compliance, and use of artificial intelligence could have a negative impact on our business.

We rely on information technology systems, products and applications to conduct our business, including recording and processing transactions, administering human resource activities and associate benefits, manufacturing, marketing and selling our products, researching and developing new products, maintaining and growing our businesses, and supporting and communicating with our associates, customers, suppliers and other stakeholders. Some of these systems and applications are operated by third parties. Disruptions or compromises to information technology, failures to allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate information technology infrastructure, failures to effectively implement system upgrades or patches in a timely manner, or failures in our due diligence regarding third-party providers, could result in our business or financial results being negatively impacted.

Additionally, we, ourselves and through our third parties, digitally collect and process different types of information including personal, confidential, proprietary, and sensitive data, which may include information about our employees, customers, associates, suppliers, distributors and others. Some of this data is stored, accessible or transferred internationally.

The interpretation and application of cybersecurity, artificial intelligence, biometric, individual privacy, and other data related rules and regulations around the world applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various Data Protection Laws is difficult and failure to comply could cause us to incur substantial costs, suffer reputational damage, or require us to change our business practices in a manner adverse to our business. In addition, some of our systems, tools and resources use, integrate or will integrate some form of artificial intelligence which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences. It is possible that the information technology tools we use or deploy may negatively affect our reputation, disrupt our operations, or have a material impact on our financial results. Further, although we have implemented internal controls and procedures designed to manage compliance with the Data Protection Laws and protect our data, there can be no assurance that our controls will prevent a breach or that our procedures will enable us to be fully compliant with all Data Protection Laws.

Cyber-attacks or breaches due to security vulnerabilities, associate error, supplier or third-party error, malfeasance or other disruptions may occur. We may be subject to attempts to gain unauthorized access to our data, information technology systems and/or applications.

These risks may be increased as a result of our inability to keep up with advancements in technology and evolving interpretations of the Data Protection Law requirements, remote work, a public health crisis, war or civil unrest. Future loss, inaccessibility, alteration or misappropriation of information related to us, our associates, former associates, customers, suppliers or others may have a negative impact on our business. A violation of, or failure to comply with, the Data Protection Laws by us, our suppliers, or other third parties, a cyber-attack or a security breach of our systems or that of one of our key suppliers or third parties could lead to negative publicity, legal claims, extortion, ransom, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims, privacy violations and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

Our business and financial condition could be adversely affected if we are unable to protect our intellectual property and other proprietary information or there is a loss in the actual or perceived value of our brands.

We have numerous valuable patents, trade secrets and know-how, domain names, trademarks, trade dress, and trade names, including certain marks that are significant to our business, which are identified under Item 1 of this Annual Report on Form 10-K. Despite our efforts to protect our intellectual property and other proprietary information and rights from unauthorized use or disclosure, other parties may attempt to obtain, disclose or use them without our authorization; such theft, unauthorized action, use or disclosure could negatively impact our business and financial condition.

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

In addition, advances in artificial intelligence and increasingly widespread use of advanced technology, by us, our third parties or others, including generative artificial intelligence tools, may increase the risk of unauthorized access to our intellectual property or otherwise expose our confidential information or trade secrets which could adversely affect the value of our intellectual property, investment in research and development and our business.

Furthermore, our use of social media and independent social media influencers for advertising, marketing and other purposes, as well as online reviews of our products and services and discussions on other digital public forums used by our customers increases our risk of receiving negative commentary that could damage our reputation resulting in an overall decrease in the perceived value of our brands. A loss of a brand or in the actual or perceived value of our brands could limit or reduce the demand for our products and could negatively impact our business and financial condition.

Although we have insurance, it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks and hazards that apply to our operations, our insurance does not cover every potential risk associated with our operations. The occurrence of a significant event, the risks of which are not fully covered by insurance, could have an adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future.

If our efforts to achieve stated sustainability goals, targets or objectives fail, or we fail to effectively respond to changing regulatory requirements related to climate change, our business and reputation may be adversely affected.

We might fail to effectively address increased attention or expectations from the media, stockholders, activists and other stakeholders on climate change and related environmental or other sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements related to climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, we have established and publicly announced goals to reduce our impact on the environment and, in the future may establish and publicly announce other goals or commitments associated with our sustainability initiatives. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Laws and regulations in different jurisdictions may conflict or have different reporting requirements. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances, which could result in significant revisions to our baseline data, current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, are perceived to have failed, or are delayed in achieving these goals and commitments, it could negatively affect investor confidence in us, as well as expose us to government enforcement actions and private litigation.

LEGAL AND REGULATORY RISKS

The industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related risks and costs, which could adversely impact our business.

We face an inherent risk of legal claims if the exposure to, or the failure, use, or misuse of our products results, or is alleged to result, in bodily injury and/or property damage or if we fail to implement appropriate oversight or monitor and assess business risks. In the course of our business, we are subject to a variety of inquiries, investigations and claims by regulators, as well as claims and lawsuits, including class actions, by private parties, including those related to foodborne illnesses, product liability, Caremark or other fiduciary and product claims regarding distribution and recalls, asbestos or other chemicals or materials that are or were in our products, whether intentionally added or resulting from contamination, warranties, the environment, employment matters, contracts, intellectual property and commercial matters, which due to their uncertain nature may result in losses, some of which may be material. We are defending claims and class action lawsuits, and could be subject to future claims and lawsuits, in which significant financial damages are alleged and may be owed. These matters sometimes consume material financial resources to defend and can be a distraction to management. Some, but not all, of such matters are insured. We offer warranties on many of our products, as well as long term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use reactive chemistry or hazardous or flammable materials in our manufacturing processes creates risk of damage to persons and property that, if realized, could be material.

Compliance with environmental, sustainability, health and safety and other laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse effect on our business.

We are subject to numerous, complicated and often increasingly stringent environmental, health and safety laws and regulations, including those developed in response to climate change, in the jurisdictions where we conduct business and sell our products. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the use, sale, transportation, import and export of certain chemicals or hazardous materials, and various health and safety matters, including the preparation, storage, and sale of food products, discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances and those related to climate change. These laws and regulations include the U.S. Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, Canada’s Chemical Management Program and DSL, EU and UK, REACH and many other federal, state, provincial, local and international statutes. These laws and regulations often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, not addressing our, or our predecessors’ past or present facilities and third-party disposal sites. We are currently undertaking remedial activities at a number of our properties and could be subject to future liability as yet unknown, but that could be material.

We may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental, health and safety laws (including related to permitting), we could be fined or otherwise sanctioned by regulators, including enjoining or curtailing operations or sales, remedial or corrective measures, installing pollution control equipment, or other actions. We could be liable for consequences arising out of human exposure to hazardous substances or chemicals of concern relating to our products or operations. We may be required to make additional expenditures to remain in or to achieve compliance with environmental, health or safety laws or changes in stakeholder preferences or expectations in the future and any such additional expenditures may have a material adverse effect on our business, financial condition, results of operations or cash flows. If regulatory permits or registrations are delayed, restricted, or rejected, subsequent operations at our businesses could be delayed or restricted, which could have an adverse effect on our results of operations.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business. These include securities, environmental, sustainability, health, safety, tax, competition and anti-trust, insurance, service contract and warranty, trade controls, data security, anti-corruption, anti-money laundering, labor, wage and hour employment, and privacy laws and regulations. These laws and regulations change from time to time and thus may result in increased risk and costs to us related to our compliance therewith. From time-to-time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material, may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

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

We vet and monitor customers, suppliers, service providers, including social media influencers, product applicators, sales agents and distributors and other parties that we engage in an effort to ensure that their business practices are in compliance with applicable laws and regulations, and our values and expectations, including that they are complying with applicable laws, applying appropriate technical security measures, safeguarding data security and privacy and human rights, and preventing illegal trade and corruption. In the event one of our third parties experiences a data breach, is found to have violated applicable laws or regulations, loses favor in the market, or the business practices of the third party come under scrutiny or are found to not align to our values or expectations, we could be subject to legal claims, fines and reputational damage related to the third-party relationship. In the event any third-party claim, legal violation or business practice requires us to sever the third-party relationship, we could also experience an impact on our services, operations, or our ability to obtain products or services.

We are subject to the effect of tax law changes in all the jurisdictions in which we operate, some of which may be retroactive in application.

Our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. Any potential tax law changes may, for example, increase applicable tax rates, impose tariffs or create reciprocal tariffs, increase our costs, adversely affect our results of operations, cash flow or financial condition, have retroactive application, or impose stricter compliance requirements in the jurisdictions in which we operate, which could reduce our consolidated net earnings.

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

Some of our companies have contracts with and supply product to federal, state and local governmental entities and their contractors, and are required to comply with specific cybersecurity frameworks, procurement regulations and other requirements relating to those contracts and sales. Requirements in our contracts and those requirements flowed down to us in our capacity as a subcontractor or supplier, although customary in government contracts, may impact our performance and compliance costs. Failure to comply with these regulations and requirements or to make required disclosures under contract could result in reductions of the value of contracts, contract modifications or termination for cause, adverse past performance ratings, actions under a federal or state false claims statutes, suspension or debarment from government contracting or subcontracting for a period of time and the assessment of penalties and fines, any of which could negatively impact our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

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

We use third party vendors to perform ongoing security monitoring, reporting and forensic analysis, including annual external penetration testing. Security standards are established and defined with respect to administrator accounts, backups, encryption, passwords, website certifications, antivirus software, endpoint management, firewalls, wi-fi networks, vulnerability scanning, server protection, patching, privacy by design, and data breach reporting. We perform ongoing employee cybersecurity awareness and training activities, which includes frequent phishing testing, and we maintain cyber insurance coverage.

We conduct annual internal audits to test compliance with our technology policies, security procedures and controls. Our third-party information technology providers, consultants and vendors are vetted by our information security teams to assess cybersecurity risks and mitigation measures, where applicable.

We continue to increase our cybersecurity investments and safeguards designed to detect and prevent cybersecurity incidents. Notwithstanding our increased cybersecurity investments and preparedness activities, threat actors and cybersecurity incidents continue to pose a risk to the security of our systems, facilities, and networks and to the confidentiality, availability and integrity of our data, including but not limited to intellectual property, confidential information and personal data. Cybersecurity incidents are investigated and remediated in accordance with our incident response procedures and other policies and procedures. For more information on how a cybersecurity incident may impact the Company, refer to the risk factor titled “Cybersecurity threats, data privacy compliance, and use of artificial intelligence could have a negative impact on our business,” in Item 1A of this Form 10-K.

While we have experienced cybersecurity incidents that have disrupted our operations in the past, to date, no cybersecurity incidents have had or are materially likely to have, a material impact on RPM.

Cybersecurity is overseen by the Audit Committee of the Board of Directors. The Senior Director - Information Security coordinates with and directs cybersecurity initiatives through information technology and cybersecurity personnel throughout RPM.

The Senior Director - Information Security has over 15 years’ experience in the information technology and cybersecurity field as well as over 15 years’ experience in auditing information security, including previous roles in information security architecture, information technology and information security audit and governance. The Senior Director - Information Security has completed a CISO Academy Workshop, where he gained valuable insights to help improve our cybersecurity posture and program while also better aligning it to our overall business strategy and operating model. He received a BA in math and computer science from Ohio Wesleyan University and holds an Information Systems Auditor certification.

The Audit Committee regularly receives information and reports from the Senior Director - Information Security and other executives responsible for identifying and assessing the scope, nature and impact of cybersecurity risks, incidents and mitigation efforts.

In addition to the Audit Committee, the full Board of Directors receives reports on the status of our cybersecurity risks, incidents and mitigation efforts either from the Audit Committee or from the Senior Director – Information Security and other executives. We utilize a technology-based reporting system to identify and log data-related events.

Cybersecurity incidents are assessed for actual or potential impact on the business and any relevant data subjects. Materiality of cybersecurity incidents is assessed and determined by the Cybersecurity Team, which has been assigned this responsibility by our Disclosure Committee. The Cybersecurity Team consists of the Chief Financial Officer, the General Counsel, the Vice President - Commercial Excellence, the Vice President - Global Systems and the Senior Director - Information Security. The Senior Director - Information Security reports regularly to our Disclosure Committee. In the event a cybersecurity incident is determined to have, or is likely to have, a material impact on the Company, the Chair of the Audit Committee of the Board of Directors is directly notified by the General Counsel in coordination with the Chief Financial Officer and Senior Director - Information Security.

Item 2. Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on approximately 180 acres, which we own in Medina, Ohio. As of May 31, 2025, our operations occupied a total of approximately 20.0 million square feet, with the majority, approximately 16.9 million square feet, devoted to manufacturing, assembly and warehousing. Of the approximately 20.0 million square feet occupied, approximately 9.7 million square feet are owned and approximately 10.3 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2025, of our principal owned facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Hertogenbosch, Netherlands	Rust-Oleum (Consumer)	517,627
Cacapava, Brazil	Euclid (CPG)	383,777
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	261,000
Fairborn, Ohio	Rust-Oleum (Consumer)	258,886
Cleveland, Ohio	Day-Glo (SPG)	224,624
LaFayette, Georgia	Euclid (CPG)	201,109
Corsicana, Texas	Tremco (CPG)	185,578
Dayton, Nevada	Carboline (PCG)	185,400
Zelem, Belgium	Rust-Oleum (Consumer)	172,137
Cleveland, Ohio	Tremco (CPG)	160,300
Bodenwoehr, Germany	CPG Europe (CPG)	156,184
Lierstranda, Norway	Carboline (PCG)	151,300
Coaldale, Alberta, Canada	Nudura (CPG)	150,705
Houthalen, Belgium	Day-Glo (SPG)	147,575
Baltimore, Maryland	DAP (Consumer)	144,200
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000
Cleveland, Ohio	Euclid (CPG)	140,378
Tipp City, Ohio	DAP (Consumer)	140,000
Arkel, Netherlands	CPG Europe (CPG)	138,542
El Marques, Mexico	Fibergrate (PCG)	136,950
Attleboro, Massachusetts	Rust-Oleum (Consumer)	133,650
Hudson, North Carolina	Wood Finishes Group (SPG)	132,300
Ellaville, Georgia	TCI (SPG)	129,600
Wigan, Lancashire, United Kingdom	CPG Europe (CPG)	122,000
Tocancipa, Colombia	Euclid (CPG)	114,849
Johannesburg, South Africa	Stonhard (PCG)	112,956
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,231
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000
Lake Charles, Louisiana	Carboline (PCG)	109,617
Candeias, Brazil	Euclid (CPG)	107,792
Richmond, Missouri	Stonhard (PCG)	91,911
Maple Shade, New Jersey	Stonhard (PCG)	80,606
Kirkland, Illinois	Euclid (CPG)	78,825
Tultitlan, Mexico	Euclid (CPG)	75,422
Dallas, Texas	DAP (Consumer)	74,000
Genk, Belgium	Tremco (CPG)	73,195
Medina, Ohio	Tremco (CPG)	72,300
Cleveland, Ohio	Tremco (CPG)	66,100
Alghero, Italy	Stonhard (PCG)	62,776
Pacific, Missouri	DAP (Consumer)	60,000
Woodlake, California	Dryvit (CPG)	41,475
Vallirana, Spain	Carboline (PCG)	39,439
Columbus, Georgia	Dryvit (CPG)	39,200
Saint Apollinaire, France	CPG Europe (CPG)	37,619
Sand Springs, Oklahoma	Dryvit (CPG)	36,998
Twistringen, Germany	CPG Europe (CPG)	32,873
Chennai, India	Carboline (PCG)	24,000
Pasadena, Texas	Euclid (CPG)	23,360
Radziejowice, Poland	Dryvit (CPG)	21,140

Set forth below is a description, as of May 31, 2025, of our principal leased facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Martinsburg, West Virginia	Rust-Oleum (Consumer)	943,564
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243
Cleveland, Ohio	Tremco (CPG)	583,565
Fairborn, Ohio	Rust-Oleum (Consumer)	340,292
Riverside, California	Rust-Oleum (Consumer)	309,535
Toronto, Ontario, Canada	Tremco (CPG)	301,748
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	272,767
Granby, Quebec, Canada	Nudura (CPG)	246,926
Baltimore, Maryland	DAP (Consumer)	244,495
Columbus, Georgia	Nudura (CPG)	216,129
North Kingstown, Rhode Island	Dryvit (CPG)	173,980
Elgin, Illinois	Profile Foods (SPG)	135,490
Gateshead, Tyne, United Kingdom	Rust-Oleum (Consumer)	135,000
Garland, Texas	DAP (Consumer)	130,900
Serendah, Malaysia	Platform (PCG)	121,245
Burlington, Washington	Legend Brands (SPG)	113,875
Brooklyn Park, Minnesota	Rust-Oleum (Consumer)	110,054
Lake Charles, Louisiana	Carboline (PCG)	100,035
Leicester, Leicestershire, United Kingdom	CPG Europe (CPG)	95,977
Johor Bahru, Malaysia	Platform (PCG)	71,860
Al Rafaah, United Arab Emirates	Platform (PCG)	69,302
Louisa, Virginia	Carboline (PCG)	60,000

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

As permitted by Securities and Exchange Commission Rules and given the size of our operations, we have elected to adopt a quantitative disclosure threshold for environmental proceedings of $1.0 million. On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the U.S. Environmental Protection Agency ("EPA") of the EPA's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. The EPA provided an initial proposed penalty calculation on January 14, 2025, which totaled approximately $6.2 million. We are disputing this proposed penalty and believe that it is unwarranted under the circumstances. Based on information currently known, we are not able to estimate the outcome of this matter or a possible range of loss, if any.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2025 through March 31, 2025	—	$—	—	—
April 1, 2025 through April 30, 2025	466	$106.75	—	—
May 1, 2025 through May 31, 2025	170,981	$111.10	157,880	—
Total - Fourth Quarter	171,447	$111.09	157,880	—

(1)
All of the 13,567 shares of common stock that were disposed of back to us during the three-month period ended May 31, 2025 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.
(2)
The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $192.3 million at May 31, 2025. Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

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

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2025, 2024 and 2023.

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

In applying the market approach, we use market multiples derived from a set of similar companies. In applying the income approach, we evaluate discounted future cash flows determined from estimated cashflow adjustments to a reporting unit’s projected EBITDA. Under this approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. In applying the discounted cash flow methodology utilized in the income approach, we rely on a number of factors, including future business plans, actual and forecasted operating results, and market data. The significant assumptions employed under this method include discount rates; revenue growth rates, including assumed terminal growth rates; and operating margins used to project future cash flows for a reporting unit. The discount rates utilized reflect market-based estimates of capital costs and discount rates adjusted for management’s assessment of a market participant’s view with respect to other risks associated with the projected cash flows of the individual reporting unit. Our estimates are based upon assumptions we believe to be reasonable, but which by nature are uncertain and unpredictable. Refer to Note A(11), “Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets” and Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for additional information regarding our annual goodwill impairment assessments and the results of our annual goodwill impairment tests.

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

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2025, 2024 and 2023.

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

During fiscal 2025, we reassessed certain of our income tax positions following recent developments in U.S. income tax case law. Based on our current analysis and interpretation, we have recognized a $43.9 million net increase to our deferred income tax assets for U.S. foreign tax credit carryforwards because of these developments. The amount recorded is our current estimate of the deferred tax assets for these credits that we expect to realize during the carryforward period. It is possible that the amount recorded could be adjusted if there are changes in U.S. income tax laws, regulations, case law, guidance or other positions issued by the Internal Revenue Service. Further, the amount recorded could change based on our future results or the implementation, if any, of income tax planning.

Contingencies

We are party to various claims and lawsuits arising in the normal course of business. Although we cannot precisely predict the amount of any liability that may ultimately arise with respect to any of these matters, we record provisions when we consider the liability probable and estimable. Our provisions are based on historical experience and legal advice and are adjusted according to developments. In general, our accruals, including our accruals for environmental and warranty liabilities, discussed further below, represent the best estimate of a range of probable losses. Estimating probable losses requires the analysis of multiple factors that often depend on judgments about potential actions by third parties, such as regulators, courts, and state and federal legislatures. Changes in the amounts of our loss provisions, which can be material, affect our Consolidated Statements of Income. We evaluate our accruals at the end of each quarter, or sometimes more frequently, based on available facts, and may revise our estimates in the future based on any new information that becomes available.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2025 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the United States and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2025	$(5.1)	$5.7	$(1.1)	$1.6
(Decrease) increase in obligation as of May 31, 2025	$(52.0)	$60.2	$(19.4)	$24.2
Expected Return on Plan Assets
(Decrease) increase in expense in FY 2025	$(6.9)	$6.9	$(1.7)	$1.7
(Decrease) increase in obligation as of May 31, 2025	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2025	$5.4	$(4.9)	$0.8	$(0.7)
Increase (decrease) in obligation as of May 31, 2025	$21.1	$(19.3)	$4.3	$(3.7)

Based upon May 31, 2025 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2025	$-	$-	$(0.6)	$0.7
(Decrease) increase in obligation as of May 31, 2025	$-	$0.1	$(3.2)	$4.1

BUSINESS SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments - CPG, PCG, Consumer and SPG - which also represent our operating segments. In addition to our four reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. See Note R, "Segment Information," to the Consolidated Financial Statements for additional information on our reportable segments.

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

Effective June 1, 2025, we realigned certain businesses and management structure to recognize how we allocate resources and analyze the operating performance of our operating segments. This realignment did not change our reportable segments at May 31, 2025. Rather, our periodic filings, beginning with our first quarter ending August 31, 2025, will include historical segment results reclassified to reflect the effect of this realignment. See Note A(21), "Summary of Significant Accounting Policies - Subsequent Events," of Notes to the Consolidated Financial Statements for additional detail regarding this change in reportable segments.

The following table reflects the results of our reportable segments consistent with our management philosophy, and represents the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of product lines.

SEGMENT INFORMATION
(In thousands)
Year Ended May 31,	2025	2024	2023
Net Sales
CPG Segment	$2,767,428	$2,702,466	$2,508,805
PCG Segment	1,491,695	1,462,460	1,433,634
Consumer Segment	2,414,052	2,457,949	2,514,770
SPG Segment	699,469	712,402	799,205
Total	$7,372,644	$7,335,277	$7,256,414
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$426,028	$385,339	$300,971
Interest (Expense), Net (b)	(2,494)	(5,170)	(8,580)
EBIT (c)	$428,522	$390,509	$309,551

PCG Segment
Income Before Income Taxes (a)	$225,594	$199,951	$142,469
Interest Income, Net (b)	2,335	4,642	1,630
EBIT (c)	$223,259	$195,309	$140,839

Consumer Segment
Income Before Income Taxes (a)	$357,900	$408,200	$378,157
Interest (Expense) Income, Net (b)	(585)	2,561	(3,372)
EBIT (c)	$358,485	$405,639	$381,529

SPG Segment
Income Before Income Taxes (a)	$26,391	$43,784	$103,279
Interest (Expense) Income, Net (b)	(439)	204	68
EBIT (c)	$26,830	$43,580	$103,211

Corporate/Other
(Loss) Before Income Taxes (a)	$(243,153)	$(249,437)	$(275,494)
Interest (Expense), Net (b)	(71,261)	(75,232)	(99,013)
EBIT (c)	$(171,892)	$(174,205)	$(176,481)

Consolidated
Net Income	$690,327	$589,442	$479,731
Add: (Provision) for Income Taxes	(102,433)	(198,395)	(169,651)
Income Before Income Taxes (a)	792,760	787,837	649,382
Interest (Expense)	(96,543)	(117,969)	(119,015)
Investment Income, Net	24,099	44,974	9,748
EBIT (c)	$865,204	$860,832	$758,649

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

RESULTS OF OPERATIONS

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended May 31, 2025 and 2024. For comparisons of the years ended May 31, 2024 and 2023, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2024 as filed on July 25, 2024.

Net Sales

	Fiscal year ended May 31,
(In millions, except percentages)	2025	2024	Total Growth (Decline)	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$2,767.4	$2,702.5	2.4%	3.4%	0.3%	(1.3%)
PCG Segment	1,491.6	1,462.5	2.0%	2.4%	0.7%	(1.1%)
Consumer Segment	2,414.1	2,457.9	(1.8%)	(1.7%)	0.6%	(0.7%)
SPG Segment	699.5	712.4	(1.8%)	(3.3%)	1.5%	0.0%
Consolidated	$7,372.6	$7,335.3	0.5%	0.8%	0.6%	(0.9%)
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during fiscal 2025, led by systems and turnkey roofing solutions serving high-performance buildings, which benefited from its restoration project focus, direct sales model, and high growth in the service business. Unfavorable foreign exchange translation partially offset sales growth.

Our PCG segment generated organic sales growth during fiscal 2025 when compared to the prior year. Organic sales growth was driven by the flooring business, which benefited from its focus on maintenance and restoration and specified, turnkey solutions for high-performance construction projects. PCG's growth was strongest internationally in Europe and the Middle East, which was driven by an acquisition in the FRP structures business in the second quarter of fiscal 2025 as well as demand from high-performance building and infrastructure projects. The divestiture of USL's Bridgecare services division in the first quarter of fiscal 2024 and unfavorable foreign exchange translation partially offset this sales growth.

Our Consumer segment experienced organic sales declines in fiscal 2025 driven by reduced DIY takeaway at retail, customer destocking and the rationalization of certain lower-margin products. This was partially offset by new product introductions, growth in Europe and the benefit from an acquisition in the fourth quarter of fiscal 2025. Unfavorable foreign exchange translation also impacted sales declines.

Our SPG segment experienced organic sales declines during fiscal 2025, which were driven by soft demand in specialty OEM markets and the disaster restoration business, which was impacted by lower remediation activity. Sales declines were partially offset by growth from an acquisition in the food coatings business in the first quarter of fiscal 2025.

Gross Profit Margin Our consolidated gross profit margin of 41.4% of net sales for fiscal 2025 compares to a consolidated gross profit margin of 41.1% for the comparable period a year ago. This gross profit margin increase of approximately 30 basis points ("bps") resulted primarily from our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence that favorably impacted our gross margin, partially offset by reduced fixed-cost absorption due to lower production volumes, and additional costs incurred due to MAP 2025-enabled plant consolidations; labor inflation, tariff-related impacts and unfavorable sales mix.

We expect that the inflationary headwinds noted above, inclusive of tariff-related impacts, will continue in fiscal 2026.

SG&A Expenses Our consolidated SG&A expense increased by approximately $37.0 million during fiscal 2025 versus fiscal 2024 and increased to 29.2% of net sales for fiscal 2025 from 28.8% of net sales for fiscal 2024. This increase was due to merit increases, along with increased legal fees, merger and acquisition ("M&A") expenses, hospitalization costs, commissions and increased intangible asset amortization related to our MAP 2025 program. Further, the prior period includes the $11.1 million gain on business interruption insurance proceeds which did not recur in the current period as described below in Note P, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements. This was partially offset by reduced advertising costs, insurance costs, decreased bonus expense, MAP 2025 savings and favorable foreign currency impacts.

Our CPG segment SG&A decreased approximately $10.0 million in fiscal 2025 versus fiscal 2024 and decreased as a percentage of net sales. The decrease in expense was mainly due to MAP 2025 savings, along with lower accrued employee benefit costs, decreased bad debt expense, professional fees and favorable foreign currency impacts, partially offset by merit increases and increased commissions.

Our PCG segment SG&A was approximately $4.0 million higher for fiscal 2025 versus fiscal 2024 but decreased as a percentage of net sales. The increase in expense was mainly due to merit increases, partially offset by a reduction in bad debt expense, and bonus expense, along with the $4.5 million loss on the sale of USL's Bridgecare services division recorded during the prior year, as described below in Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements.

Our Consumer segment SG&A increased by approximately $31.8 million during fiscal 2025 versus fiscal 2024 and increased as a percentage of net sales. The year-over-year increase in SG&A was primarily attributable to the $11.1 million gain on business interruption insurance proceeds received in the prior year and a $3.6 million gain associated with the sale of a facility in the prior year that did not recur in the current year, $4.4 million of bad debt expense related to a retail customer bankruptcy, increased intangible asset amortization related to our MAP 2025 program, increased legal fees and increased IT expenses, partially offset by MAP 2025 savings, along with decreased advertising costs and variable distribution costs.

Our SPG segment SG&A was approximately $3.0 million higher during fiscal 2025 versus fiscal 2024 and increased as a percentage of sales. The increase in SG&A expense is attributable to increased bad debt expense of $2.5 million related to a customer bankruptcy and the $1.7 million impairment charge for an indefinite-lived tradename as described below in Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements. These increases were partially offset by MAP 2025 savings and reduced professional fees.

Our corporate/other category SG&A was approximately $8.2 million higher during fiscal 2025 versus fiscal 2024. This was mainly due to increased benefit costs, compensation costs, IT expense, and M&A expenses, partially offset by decreased insurance costs and reduced professional fees related to our MAP 2025 operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the fiscal years ended May 31, 2025 and 2024, as the service cost component has a significant impact on our SG&A expense:

	Fiscal year ended May 31,
(In millions)	2025	2024	Change
Service cost	$49.3	$49.4	$(0.1)
Interest cost	48.4	45.3	3.1
Expected return on plan assets	(57.6)	(51.6)	(6.0)
Amortization of:
Prior service cost (credit)	0.2	(0.1)	0.3
Net actuarial losses recognized	9.2	17.6	(8.4)
Curtailment/settlement losses	-	(0.1)	0.1
Total Net Periodic Pension & Postretirement Benefit Costs	$49.5	$60.5	$(11.0)

We expect that pension and postretirement expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with tariff-related impacts, but which may have a material impact on our consolidated financial results in the future. A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $8.0 million and $8.6 million higher expense, respectively. The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note N, “Pension Plans,” and Note O, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above in “Critical Accounting Policies and Estimates - Pension and Postretirement Plans.”

Restructuring Expense

The following table summarizes restructuring charges recorded during the years ended May 31, 2025 and 2024, related to our MAP 2025 initiative, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Fiscal year ended May 31,
(In millions)	2025	2024
Severance and benefit costs	$17.7	$24.0
Facility closure and other related costs	6.8	1.4
Other restructuring costs	0.5	4.6
Total Restructuring Costs	$25.0	$30.0

On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025 will not be completed until fiscal 2026. We currently expect to incur approximately $20.1 million of future additional charges related to the implementation of MAP 2025.

For further information and details about MAP 2025, see Note B, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Fiscal year ended May 31,
(In millions, except percentages)	2025	2024
Interest expense	$96.5	$118.0
Average interest rate (1)	4.00%	4.73%
(1) The interest rate decrease was a result of lower market rates on the variable cost borrowings.

(In millions)	Change in interest expense
Acquisition-related borrowings	$7.2
Non-acquisition-related average borrowings	(10.0)
Change in average interest rate	(18.7)
Total Change in Interest Expense	$(21.5)

Investment (Income), Net

See Note A(15), "Summary of Significant Accounting Policies - Investment (Income), Net," to the Consolidated Financial Statements for details.

(Gain) on Sales of Assets and Business, Net

See Note F, "Acquisitions and Divestitures," to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note A(16), "Summary of Significant Accounting Policies - Other (Income) Expense, Net," to the Consolidated Financial Statements for details.

Income Before Income Taxes (“IBT”)

	Fiscal year ended May 31,
(In millions, except percentages)	2025	% of net sales	2024	% of net sales
CPG Segment	$426.0	15.4%	$385.3	14.3%
PCG Segment	225.6	15.1%	199.9	13.7%
Consumer Segment	357.9	14.8%	408.2	16.6%
SPG Segment	26.4	3.8%	43.8	6.1%
Non-Op Segment	(243.1)	—	(249.4)	—
Consolidated	$792.8		$787.8

On a consolidated basis, our results reflect MAP 2025 benefits, partially offset by reduced fixed-cost absorption due to negative production volumes, increased SG&A and unfavorable foreign currency translation. Our CPG segment results reflect sales growth and MAP 2025 benefits. Our PCG segment results reflect unit volume growth, which was enhanced by MAP 2025 initiatives. In addition, our prior year PCG segment results reflect the $4.5 million loss on the sale of USL's Bridgecare services division, the $3.3 million impairment of an indefinite lived-intangible asset as described below in Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements, and higher bad debt expense. Our Consumer segment results reflect reduced fixed-cost absorption due to negative volumes, raw material and labor inflation, $4.4 million of bad debt expense from a retail customer bankruptcy, increased restructuring costs and increased intangible asset amortization related to our MAP 2025 program, while our prior period results include the $11.1 million gain on business interruption insurance proceeds and $3.6 million gain associated with the sale of a facility. The current period earnings decline was mitigated by improved operating efficiencies related to MAP 2025 and rationalization of lower margin products. Our SPG segment results reflect reduced fixed-cost absorption due to negative volumes along with increased bad debt expense, restructuring costs and the $13.1 million of intangible asset impairment charges, partially offset by MAP 2025 benefits. Our corporate/other category results reflect reduced interest expense, pension non-service costs and insurance costs, partially offset by the unfavorable swing in investment returns, along with increased compensation expense and M&A expenses.

Income Tax Rate The effective income tax rate was 12.9% for fiscal 2025 compared to an effective income tax rate of 25.2% for fiscal 2024. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for the components of the effective income tax rates.

Net Income

	Fiscal year ended May 31,
(In millions, except percentages and per share amounts)	2025	% of net sales	2024	% of net sales
Net income	$690.3	9.4%	$589.4	8.0%
Net income attributable to RPM International Inc. stockholders	688.7	9.3%	588.4	8.0%
Diluted earnings per share	5.35		4.56

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $768.2 million of cash was provided by operating activities during fiscal 2025, compared with $1.12 billion of cash provided by operating activities during fiscal 2024. The net change in cash from operations includes the change in net income, which increased by $100.9 million year over year.

The change in accounts receivable during fiscal 2025 provided approximately $137.9 million less cash than fiscal 2024. This was primarily due to the timing of sales in our PCG segment and increased volumes in our CPG segment which generated strong sales growth at the end of fiscal 2025. Average days sales outstanding at May 31, 2025 and 2024 was 63.0 days.

During fiscal 2025, the change in inventory used approximately $214.3 million more cash compared to our spending during fiscal 2024 as a result of strategic purchases to mitigate the impact of tariffs. This is in comparison to fiscal 2024, when our operating segments were using safety stock built up in response to supply chain outages and raw material inflation. Average days inventory outstanding at May 31, 2025 decreased to 85.8 days from 91.1 days at May 31, 2024.

The change in accounts payable during fiscal 2025 used approximately $108.5 million less cash than during fiscal 2024. This is associated with working capital efficiencies enabled by MAP 2025 initiatives, including improved procurement practices. Average days payables outstanding at May 31, 2025 increased to 91.3 days from 83.0 days at May 31, 2024.

Investing Activities

For fiscal 2025, cash used for investing activities increased by $619.1 million to $825.5 million as compared to $206.4 million in the prior year period. This year-over-year increase in cash used for investing activities was primarily driven by a $580.2 million increase in cash used for business acquisitions, primarily driven by the acquisition of the Star Brands Group.

We paid for capital expenditures of $229.9 million and $214.0 million during the periods ended May 31, 2025 and 2024, respectively. This increase was the result of MAP 2025-enabled plant consolidations and investments in shared RPM production, distribution and R&D centers, due to improved international coordination as part of our MAP 2025 program. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continued to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2025.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to the rebalancing of the portfolio, along with differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At May 31, 2025 and 2024, the fair value of our investments in marketable securities totaled $159.7 million and $154.3 million, respectively.

As of May 31, 2025, approximately $274.9 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with approximately $215.2 million as of May 31, 2024. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the United States generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For fiscal 2025, financing activities provided $121.9 million of cash compared to $890.0 million of cash used for financing activities in the prior year. This was driven principally by debt-related activities. During fiscal 2025, we borrowed $418.1 million on our revolving credit facilities and $60.0 million on our accounts receivable securitization program ("AR Program") to finance business acquisitions, primarily driven by the acquisition of the Star Brands Group. In comparison, we repaid $273.4 million on our revolving credit facilities, $45.0 million on our AR Program and $250.0 million on our term loan in fiscal 2024. Refer to Note G, “Borrowings,” to the Consolidated Financial Statements for a discussion of significant debt-related activity that occurred in fiscal 2025 and 2024, significant components of our debt, and our available liquidity.

The following table summarizes our financial obligations and their expected maturities at May 31, 2025, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
	Total Contractual	Payments Due In
(In thousands)	Payment Stream	2026	2027-28	2029-30	After 2030
Long-term debt obligations	$2,631,521	$1,574	$1,379,947	$350,000	$900,000
Finance lease obligations	31,476	7,289	8,900	4,436	10,851
Operating lease obligations	471,007	83,701	127,487	79,014	180,805
Other long-term liabilities (1):
Interest payments on long-term debt obligations	771,775	68,275	121,550	90,625	491,325
Contributions to pension and postretirement plans (2)	341,000	7,700	18,100	81,500	233,700
Total	$4,246,779	$168,539	$1,655,984	$605,575	$1,816,681

(1)
Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $2.3 million at May 31, 2025. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)
These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projected contributions assume the required minimum amounts will be contributed.

The U.S. dollar fluctuated throughout the year and was stronger against other major currencies where we conduct operations, causing an unfavorable change in the accumulated other comprehensive income (loss) (refer to Note K, “Accumulated Other Comprehensive Income (Loss),” to the Consolidated Financial Statements) component of stockholders’ equity of $9.0 million this year versus a favorable change of $3.5 million last year. The change in fiscal 2025 was in addition to a favorable net change of $12.0 million related to adjustments required for minimum pension and other postretirement liabilities.

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

Interest Rate Risk

Our primary interest rate risk exposure results from our floating rate debt, including various revolving and other lines of credit (refer to Note G, “Borrowings,” to the Consolidated Financial Statements). If there was a 100-bps increase or decrease in interest rates it would have resulted in an increase or decrease in interest expense of $4.8 million and $7.9 million for fiscal 2025 and 2024, respectively. Our primary exposure to interest rate risk is movements in the Secured Overnight Financing Rate (SOFR), European Short-Term Rate (ESTR), and Canadian Overnight Repo Rate Average (CORRA). At May 31, 2025, approximately 37.0% of our debt was subject to floating interest rates.

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

If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the years ended May 31, 2025 and 2024. We do not currently use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global and regional markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) changes in global trade policies, including the adoption or expansion of tariffs and trade barriers; (h) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (i) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (j) the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, and the risks of failing to meet any other objectives of our improvement plans; (k) risks related to the adequacy of our contingent liability reserves; (l) risks relating to a public health crisis similar to the Covid pandemic; (m) risks related to acts of war similar to the Russian invasion of Ukraine; (n) risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; (o) risks related to our or our third parties' use of technology including artificial intelligence, data breaches and data privacy violations; (p) the shift to remote work and online purchasing and the impact that has on residential and commercial real estate construction; and (q) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Form 10-K for the year ended May 31, 2025, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

Item 8. Financial Statements and Supplementary Data.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

May 31,	2025	2024
Assets
Current Assets
Cash and cash equivalents	$302,137	$237,379
Trade accounts receivable (less allowances of $42,844 and $48,763, respectively)	1,509,109	1,419,445
Inventories	1,036,475	956,465
Prepaid expenses and other current assets	322,577	282,059
Total current assets	3,170,298	2,895,348
Property, Plant and Equipment, at Cost	2,738,373	2,515,847
Allowance for depreciation	(1,264,974)	(1,184,784)
Property, plant and equipment, net	1,473,399	1,331,063
Other Assets
Goodwill	1,617,626	1,308,911
Other intangible assets, net of amortization	780,826	512,972
Operating lease right-of-use assets	370,399	331,555
Deferred income taxes	147,436	33,522
Other	215,965	173,172
Total other assets	3,132,252	2,360,132
Total Assets	$7,775,949	$6,586,543
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$755,889	$649,650
Current portion of long-term debt	7,691	136,213
Accrued compensation and benefits	287,398	297,249
Accrued losses	36,701	32,518
Other accrued liabilities	379,768	350,434
Total current liabilities	1,467,447	1,466,064
Long-Term Liabilities
Long-term debt, less current maturities	2,638,922	1,990,935
Operating lease liabilities	317,334	281,281
Other long-term liabilities	241,117	214,816
Deferred income taxes	224,347	121,222
Total long-term liabilities	3,421,720	2,608,254
Contingencies and Accrued Losses (Note P)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 146,246 and outstanding 128,269 as of May 2025; issued 145,779 and outstanding 128,629 as of May 2024	1,283	1,286
Paid-in capital	1,177,796	1,150,751
Treasury stock, at cost	(953,856)	(864,502)
Accumulated other comprehensive (loss)	(533,631)	(537,290)
Retained earnings	3,193,764	2,760,639
Total RPM International Inc. stockholders' equity	2,885,356	2,510,884
Noncontrolling Interest	1,426	1,341
Total equity	2,886,782	2,512,225
Total Liabilities and Stockholders' Equity	$7,775,949	$6,586,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

Year Ended May 31,	2025	2024	2023
Net Sales	$7,372,644	$7,335,277	$7,256,414
Cost of Sales	4,322,166	4,320,688	4,508,370
Gross Profit	3,050,478	3,014,589	2,748,044
Selling, General and Administrative Expenses	2,150,537	2,113,585	1,956,040
Restructuring Expense	24,979	30,008	15,465
Goodwill Impairment	11,352	-	36,745
Interest Expense	96,543	117,969	119,015
Investment (Income), Net	(24,099)	(44,974)	(9,748)
(Gain) on Sales of Assets and Business, Net	-	-	(28,632)
Other (Income) Expense, Net	(1,594)	10,164	9,777
Income Before Income Taxes	792,760	787,837	649,382
Provision for Income Taxes	102,433	198,395	169,651
Net Income	690,327	589,442	479,731
Less: Net Income Attributable to Noncontrolling Interests	1,639	1,045	1,040
Net Income Attributable to RPM International Inc. Stockholders	$688,688	$588,397	$478,691
Average Number of Shares of Common Stock Outstanding:
Basic	127,570	127,767	127,507
Diluted	128,204	128,340	128,816
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$5.38	$4.58	$3.74
Diluted	$5.35	$4.56	$3.72

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Year Ended May 31	2025	2024	2023
Net Income	$690,327	$589,442	$479,731
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(8,977)	3,547	(69,918)
Pension and other postretirement benefit liability adjustments, net of tax	11,986	64,117	4,619
Unrealized gain (loss) on securities and other, net of tax	677	-	(549)
Unrealized (loss) on derivatives, net of tax	-	-	(1,766)
Total other comprehensive income (loss)	3,686	67,664	(67,614)
Total Comprehensive Income	694,013	657,106	412,117
Less: Comprehensive Income Attributable to Noncontrolling Interests	1,666	1,064	1,024
Comprehensive Income Attributable to RPM International Inc. Stockholders	$692,347	$656,042	$411,093

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended May 31,	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$690,327	$589,442	$479,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,840	171,251	154,949
Goodwill impairment	11,352	-	36,745
Deferred income taxes	(104,507)	(5,638)	6,236
Stock-based compensation expense	27,042	25,925	28,673
Net (gain) loss on marketable securities	(4,997)	(19,914)	2,086
Net (gain) on sales of assets and businesses	-	(971)	(28,632)
Other	1,269	2,226	1,683
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(55,037)	82,895	(94,585)
(Increase) decrease in inventory	(34,458)	179,843	66,805
(Increase) decrease in prepaid expenses and other current and long-term assets	(62,669)	23,426	1,364
Increase (decrease) in accounts payable	84,074	(24,439)	(116,053)
(Decrease) increase in accrued compensation and benefits	(17,130)	39,891	(2,643)
Increase in accrued losses	3,899	5,958	2,231
Increase in other accrued liabilities	35,185	52,410	38,515
Cash Provided By Operating Activities	768,190	1,122,305	577,105
Cash Flows From Investing Activities:
Capital expenditures	(229,930)	(213,970)	(254,435)
Acquisition of businesses, net of cash acquired	(595,770)	(15,549)	(47,542)
Purchase of marketable securities	(85,793)	(32,981)	(18,674)
Proceeds from sales of marketable securities	87,093	46,689	12,731
Proceeds from sales of assets and businesses	-	6,921	58,288
Other	(1,134)	2,450	(72)
Cash (Used For) Investing Activities	(825,534)	(206,440)	(249,704)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	478,111	-	341,720
Reductions of long-term and short-term debt	(9,008)	(575,408)	(355,463)
Cash dividends	(255,563)	(231,883)	(213,912)
Repurchase of common stock	(69,999)	(54,978)	(50,000)
Shares of common stock returned for taxes	(18,686)	(24,548)	(17,047)
Payments of acquisition-related contingent consideration	(1,122)	(1,142)	(3,765)
Other	(1,796)	(2,075)	(2,689)
Cash Provided By (Used For) Financing Activities	121,937	(890,034)	(301,156)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	165	(4,239)	(12,130)
Net Change in Cash and Cash Equivalents	64,758	21,592	14,115
Cash and Cash Equivalents at Beginning of Period	237,379	215,787	201,672
Cash and Cash Equivalents at End of Period	$302,137	$237,379	$215,787
Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Interest	$93,460	$116,650	$113,953
Income taxes, net of refunds	$204,255	$203,607	$134,436
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at year-end	$24,673	$24,632	$34,470

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
(In thousands)	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2022	129,199	$1,292	$1,096,147	$(717,019)	$(537,337)	$2,139,346	$1,982,429	$1,399	$1,983,828
Net income	-	-	-	-	-	478,691	478,691	1,040	479,731
Other comprehensive (loss)	-	-	-	-	(67,598)	-	(67,598)	(16)	(67,614)
Dividends declared and paid ($1.66 per share)	-	-	-	-	-	(213,912)	(213,912)	-	(213,912)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(263)	(263)
Share repurchases under repurchase program	(598)	(6)	6	(50,000)	-	-	(50,000)	-	(50,000)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	165	2	28,672	(17,444)	-	-	11,230	-	11,230
Balance at May 31, 2023	128,766	1,288	1,124,825	(784,463)	(604,935)	2,404,125	2,140,840	2,160	2,143,000
Net income	-	-	-	-	-	588,397	588,397	1,045	589,442
Other comprehensive income	-	-	-	-	67,645	-	67,645	19	67,664
Dividends declared and paid ($1.80 per share)	-	-	-	-	-	(231,883)	(231,883)	-	(231,883)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,883)	(1,883)
Share repurchases under repurchase program	(526)	(5)	5	(55,002)	-	-	(55,002)	-	(55,002)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	389	3	25,921	(25,037)	-	-	887	-	887
Balance at May 31, 2024	128,629	1,286	1,150,751	(864,502)	(537,290)	2,760,639	2,510,884	1,341	2,512,225
Net income	-	-	-	-	-	688,688	688,688	1,639	690,327
Other comprehensive income	-	-	-	-	3,659	-	3,659	27	3,686
Dividends declared and paid ($1.99 per share)	-	-	-	-	-	(255,563)	(255,563)	-	(255,563)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,581)	(1,581)
Share repurchases under repurchase program and related excise tax	(582)	(6)	6	(70,259)	-	-	(70,259)	-	(70,259)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	222	3	27,039	(19,095)	-	-	7,947	-	7,947
Balance at May 31, 2025	128,269	$1,283	$1,177,796	$(953,856)	$(533,631)	$3,193,764	$2,885,356	$1,426	$2,886,782

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1) Consolidation, Noncontrolling Interests and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and the instructions to Form 10-K. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included for the periods ended May 31, 2025, 2024, and 2023. Certain prior period amounts have been reclassified to conform with the current year presentation which includes specified disclosures in Note G, "Borrowings," Note H, "Income Taxes," and Note R, "Segment Information." These reclassifications have no impact on previously reported financial position, net income or cash flows.

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

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three-month periods ending August 31, November 30 and May 31, respectively, with seasonally lower performance in our third fiscal quarter (December through February).

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

3) Acquisitions

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

The resulting translation adjustments have been recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. For the periods ended May 31, 2025, 2024 and 2023, transactional losses approximated $0.2 million, $6.6 million and $8.9 million, respectively.

5) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

6) Property, Plant & Equipment

May 31,	2025	2024
(In thousands)
Land	$96,259	$93,842
Buildings and leasehold improvements	754,088	674,580
Machinery and equipment	1,888,026	1,747,425
Total property, plant and equipment, at cost	2,738,373	2,515,847
Less: allowance for depreciation and amortization	1,264,974	1,184,784
Property, plant and equipment, net	$1,473,399	$1,331,063

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

Total depreciation expense for each fiscal period includes the charges to income that result from the amortization of assets recorded under finance leases. For the periods ended May 31, 2025, 2024 and 2023, we recorded depreciation expense of $146.3 million, $129.8 million, and $108.4 million, respectively.

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

Inventories were composed of the following major classes:

May 31,	2025	2024
(In thousands)
Raw materials and supplies	$387,785	$354,428
Finished goods	648,690	602,037
Total Inventory	$1,036,475	$956,465

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

We assess qualitative factors in each of our reporting units that carry goodwill. We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2025, 2024 and 2023.

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

Refer to Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for additional information regarding our conclusions on annual goodwill impairment tests, changes in composition of our reporting units, and impairment charges recorded.

Indefinite-Lived Intangible Assets

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarters of fiscal 2025, 2024 and 2023.

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

Refer to Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for further discussion and results of our annual impairment test of our indefinite-lived intangible assets.

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

We did not record any impairment charges related to our definite-lived intangible assets during fiscal 2025, 2024 and 2023.

12) Advertising Costs

Advertising costs are charged to operations when incurred and are included in SG&A expenses. For the years ended May 31, 2025, 2024 and 2023, advertising costs were $57.0 million, $64.7 million and $62.0 million, respectively.

13) Research and Development

Research and development costs are charged to operations when incurred and are included in SG&A expenses. The amounts charged to expense for the years ended May 31, 2025, 2024 and 2023 were $94.7 million, $92.2 million and $86.6 million, respectively.

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

15) Investment (Income), Net

Investment (income), net, consists of the following components:

Year Ended May 31,	2025	2024	2023
(In thousands)
Interest (income)	$(13,335)	$(20,947)	$(9,250)
Net (gain) loss on marketable securities	(4,997)	(19,914)	2,086
Dividend (income)	(5,767)	(4,113)	(2,584)
Investment (income), net	$(24,099)	$(44,974)	$(9,748)

Net (Gain) Loss on Marketable Securities

Year Ended May 31,	2025	2024	2023
(In thousands)
Unrealized losses (gains) on marketable equity securities	$5,505	$(19,703)	$2,667
Realized (gains) on marketable equity securities	(10,625)	(290)	(551)
Realized losses (gains) on available-for-sale debt securities	123	79	(30)
Net (gain) loss on marketable securities	$(4,997)	$(19,914)	$2,086

16) Other (Income) Expense, Net

Other (income) expense, net, consists of the following components:

Year Ended May 31,	2025	2024	2023
(In thousands)
Pension non-service costs	$200	$11,046	$10,381
Other	(1,794)	(882)	(604)
Other (income) expense, net	$(1,594)	$10,164	$9,777

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

See Note L, “Earnings Per Share,” to the Consolidated Financial Statements for additional information.

19) Supply Chain Financing

During the fourth quarter of fiscal 2024, we began offering a supplier finance program with a financial institution, in which suppliers may elect to receive early payment from the financial institution on invoices issued to RPM. The financial institution enters into separate arrangements with suppliers directly to participate in the program. We do not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institution. There are no assets pledged by RPM under the supplier finance program. Our responsibility is limited to making payments to the financial institution based on payment terms originally negotiated with the suppliers, regardless of whether the financial institution pays the supplier in advance of the original due date. The range of payment terms RPM negotiates with suppliers are consistent, regardless of whether a supplier participates in the supply chain finance program. RPM or the financial institution may terminate participation in the program upon at least 30 days’ notice.

The rollforward of outstanding obligations confirmed as valid under the supplier finance program is as follows:

Year Ended May 31,	2025
(In thousands)
Beginning Balance	$32,899
Invoices confirmed during the year	139,571
Confirmed invoices paid during the year	(133,483)
Ending Balance	$38,987

20) Recent Accounting Pronouncements

New Pronouncements Adopted

In November 2023, the FASB issued Accounting Standard Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We adopted the new standard effective May 31, 2025. Adoption of this ASU resulted in additional disclosure, but did not impact our consolidated balance sheet, results of operations or cash flows. Refer to Note R, “Segment Information,” to the Consolidated Financial Statements.

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)," which is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. This guidance requires annual and interim disclosure of the key terms of outstanding supplier finance programs, the amount outstanding under such programs including where they are recorded on the balance sheet, and a roll-forward of the related obligations. The new standard does not affect the recognition, measurement, or financial statement presentation of the supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. We adopted the new standard on June 1, 2023, on a retrospective basis other than the roll-forward guidance, which we adopted on a prospective basis beginning with our fiscal 2025 annual financial statements. As of adoption on June 1, 2023, we did not have any material supplier finance program obligations; however, we began such an arrangement during the fourth quarter of fiscal 2024. Refer to Note A(19), “Summary of Significant Accounting Policies - Supply Chain Financing,” to the Consolidated Financial Statements.

New Pronouncements Issued

In November 2024, the FASB issued ASU 2024-03, " Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

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

21) Subsequent Events

Business Segment Information

We report the results of our operations through four reportable segments: CPG, PCG, Consumer and SPG reportable segments. Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. This realignment did not change our reportable segments at May 31, 2025. Rather, our periodic filings, beginning with our first quarter ending August 31, 2025, will include historical segment results reclassified to reflect the effect of this realignment under three reportable segments, including: CPG, PCG and Consumer. Additionally, this change in the composition of our segments will not have any significant impact on our reporting units.

Business Acquisition

Subsequent to the end of our fiscal year 2025, we acquired Ready Seal Inc. ("Ready Seal"), a Texas-based manufacturer of premium exterior wood stains, which was announced on June 17, 2025. In the calendar year 2024, Ready Seal generated net sales of approximately $45 million. Ready Seal will be included in our Consumer reportable segment.

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

During 2018, we approved and implemented the initial phases of a multi-year restructuring plan, which is referred to as MAP to Growth. We incurred $3.8 million of restructuring costs associated with this plan for the year ended May 31, 2023. We did not incur any restructuring costs for the years ended May 31, 2025 and 2024, and we do not expect to incur any further costs associated with this plan.

In August 2022, we approved and announced MAP 2025, which is a multi-year restructuring plan to build on the achievements of MAP to Growth and designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025 will not be completed until fiscal 2026. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026.

The current total expected costs associated with this plan are outlined below and increased approximately $13.9 million compared to our prior quarter estimate, attributable to an increase in expected severance and benefit charges of $10.6 million, an increase in expected facility closure and other related costs of $2.8 million and an increase in other restructuring costs of $0.5 million. The final implementation of the aforementioned phases and total expected costs are subject to change as actual costs are incurred.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment, as well as the total expected costs related to projects identified to date:

	Year Ended	Year Ended	Year Ended	Cumulative Costs	Total Expected
(In thousands)	May 31, 2025	May 31, 2024	May 31, 2023	to Date	Costs
CPG Segment:
Severance and benefit costs	$4,147	$9,111	$6,092	$19,350	$24,331
Facility closure and other related costs	1,700	608	-	2,308	8,792
Total Charges	$5,847	$9,719	$6,092	$21,658	$33,123

PCG Segment:
Severance and benefit costs	$2,885	$2,711	$1,148	$6,744	$7,363
Facility closure and other related costs	252	172	-	424	1,957
Other restructuring costs (1)	-	4,555	2,537	7,092	7,092
Total Charges	$3,137	$7,438	$3,685	$14,260	$16,412

Consumer Segment:
Severance and benefit costs	$8,451	$9,266	$507	$18,224	$20,270
Facility closure and other related costs	2,253	156	621	3,030	4,064
Total Charges	$10,704	$9,422	$1,128	$21,254	$24,334

SPG Segment:
Severance and benefit costs	$2,210	$2,894	$805	$5,909	$8,530
Facility closure and other related costs	2,549	535	-	3,084	3,874
Other restructuring costs	532	-	-	532	532
Total Charges	$5,291	$3,429	$805	$9,525	$12,936

Corporate/Other Segment:
Severance and benefit (credits)	$-	$-	$(50)	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)	$(50)

Consolidated:
Severance and benefit costs	$17,693	$23,982	$8,502	$50,177	$60,444
Facility closure and other related costs	6,754	1,471	621	8,846	18,687
Other restructuring costs	532	4,555	2,537	7,624	7,624
Total Charges	$24,979	$30,008	$11,660	$66,647	$86,755
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

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2023	$2,717	$-	$-	$2,717
Additions charged to expense	23,982	1,471	4,555	30,008
Cash payments charged against reserve	(9,381)	(1,423)	-	(10,804)
Non-cash charges and other adjustments	33	(30)	(4,555)	(4,552)
Balance at May 31, 2024	$17,351	$18	$-	$17,369
Additions charged to expense	17,693	6,754	532	24,979
Cash payments charged against reserve	(22,126)	(6,340)	-	(28,466)
Non-cash charges and other adjustments	137	-	(532)	(395)
Balance at May 31, 2025	$13,055	$432	$-	$13,487

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the years ended May 31, 2025 and 2024, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of June 1, 2023	$450,555	$161,732	$531,227	$150,074	$1,293,588
Acquisitions	11,993	-	-	-	11,993
Transfers	(11,414)	11,414	-	-	-
Translation adjustments & other	333	670	1,751	576	3,330
Balance as of May 31, 2024	451,467	173,816	532,978	150,650	1,308,911
Acquisitions	28,925	46,091	229,787	1,222	306,025
Impairments	-	-	-	(11,352)	(11,352)
Translation adjustments & other	4,563	3,766	5,314	399	14,042
Balance as of May 31, 2025	$484,955	$223,673	$768,079	$140,919	$1,617,626

Total accumulated goodwill impairment losses were $204.4 million at May 31, 2025. Of the accumulated balance, $152.8 million is included in our SPG segment, $14.9 million is included in our CPG segment, and $36.7 million is included in our PCG segment. There were no impairment losses recorded during fiscal 2024.

Conclusion on Annual Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2025, we recorded a goodwill impairment loss of $11.4 million for our Color Group reporting unit in our SPG Segment. The impairment is related to continued softness in OEM markets and underperformance in our growth initiatives associated with this reporting unit. After recording the goodwill impairment charge, no goodwill remained on the Color Group’s balance sheet as of May 31, 2025.

As a result of the annual impairment assessments performed for fiscal 2024 and 2023, there were no goodwill impairments.

Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2025 resulted in a $1.7 million impairment charge for an indefinite-lived tradename in our SPG segment. Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2024 resulted in a $1.0 million impairment charge for an indefinite-lived tradename in our Consumer segment. These impairment losses were classified as SG&A expenses in our Consolidated Statements of Income. Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2023 did not result in an impairment charge.

Changes in the Composition of our Segments and USL Restructuring in the First Quarter of Fiscal 2024

Effective June 1, 2023, in connection with our MAP 2025 operating improvement program, we realigned certain businesses and management structures within our CPG, PCG and SPG segments. As outlined in Note R, “Segment Information,” our CPG APAC and CPG India businesses, formerly of our Sealants reporting unit within our CPG segment, were transferred to our Platform component within our PCG segment. As a result of this change, we designated the Platform component as a separate reporting unit within our PCG segment and $11.4 million of goodwill was reassigned from the CPG segment to the PCG segment using a relative fair value allocation approach. Within our SPG segment, two new reporting units were formed as our former DayGlo and Kirker reporting units were combined into one reporting unit: The Color Group, and our former Wood Finishes, Kop-Coat Protection Products, TCI and Modern Recreational Technologies reporting units were combined into one reporting unit: The Industrial Coatings Group.

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

During the first quarter of fiscal 2024, we performed a goodwill impairment test for the reporting units affected by the USL restructuring and the changes in the composition of our segments and reporting units using either a qualitative or quantitative assessment. We concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no indications of impairment were identified as a result of these changes.

Furthermore, we performed an interim impairment assessment of a remaining USL indefinite-lived tradename. Calculating the fair value of the tradename required the use of various estimates and assumptions. We estimated the fair value by applying a relief-from-royalty calculation, which included discounted future cash flows related to projected revenues impacted by this decision. In applying this methodology, we relied on a number of factors, including actual and forecasted revenues and market data. As the carrying amount of the tradename exceeded its fair value, an impairment loss of $3.3 million was recorded for the three months ended August 31, 2023. This impairment loss was classified as restructuring expense within our PCG segment.

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

Other intangible assets consist of the following major classes:

		Gross		Net Other
	Amortization	Carrying	Accumulated	Intangible
(In thousands)	Period (In Years)	Amount	Amortization	Assets
As of May 31, 2025
Amortized intangible assets
Formulae	9 to 33	$239,208	$(207,934)	$31,274
Customer-related intangibles	5 to 33	724,297	(339,492)	384,805
Trademarks/names	5 to 40	33,669	(24,129)	9,540
Other	3 to 30	25,079	(23,498)	1,581
Total Amortized Intangibles		1,022,253	(595,053)	427,200
Indefinite-lived intangible assets
Trademarks/names		353,626	-	353,626
Total Other Intangible Assets		$1,375,879	$(595,053)	$780,826
As of May 31, 2024
Amortized intangible assets
Formulae	9 to 33	$238,671	$(200,846)	$37,825
Customer-related intangibles	5 to 33	508,398	(302,783)	205,615
Trademarks/names	5 to 40	35,476	(24,848)	10,628
Other	3 to 30	25,060	(23,200)	1,860
Total Amortized Intangibles		807,605	(551,677)	255,928
Indefinite-lived intangible assets
Trademarks/names		257,044	-	257,044
Total Other Intangible Assets		$1,064,649	$(551,677)	$512,972

The aggregate intangible asset amortization expense for the fiscal years ended May 31, 2025, 2024 and 2023 was $45.5 million, $39.1 million and $43.5 million, respectively. For the next five fiscal years, we estimate annual intangible asset amortization expense related to our existing intangible assets to approximate the following: fiscal 2026 — $42.0 million, fiscal 2027 — $40.4 million, fiscal 2028 — $38.2 million, fiscal 2029 — $36.9 million and fiscal 2030 — $34.7 million.

NOTE D — MARKETABLE SECURITIES

The following tables summarize available-for-sale debt securities held at May 31, 2025 and 2024 by asset type:

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2025
Fixed maturity:
U.S. treasury and other government	$25,218	-	$69	-	$(1,087)	$24,200
Corporate bonds	132	-	4	-	(13)	123
Total available-for-sale debt securities	$25,350		$73		$(1,100)	$24,323

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2024
Fixed maturity:
U.S. treasury and other government	$28,338	-	$5	-	$(1,784)	$26,559
Corporate bonds	146	-	4	-	(12)	138
Total available-for-sale debt securities	$28,484		$9		$(1,796)	$26,697

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

Available-for-sale debt securities are included in other current and long-term assets totaling $4.1 million and $20.2 million at May 31, 2025, respectively, and included in other current and long-term assets totaling $6.5 million and $20.2 million at May 31, 2024, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss), net of applicable taxes, within stockholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds it related fair value.

As of May 31, 2025 and 2024, we held approximately $135.4 million and $127.6 million in marketable equity securities, respectively. Realized and unrealized gains and losses on marketable equity securities are included in Investment (Income), Net in the Consolidated Statements of Income. Refer to Note A(15), “Summary of Significant Accounting Policies - Investment (Income), Net,” to the Consolidated Financial Statements for further details.

Summarized below are the available-for-sale debt securities we held at May 31, 2025 and 2024 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	May 31, 2025		May 31, 2024
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$15,794	$(1,100)	$25,464	$(1,796)
Unrealized losses with a loss position for less than 12 months	5,777	(753)	4,866	(36)
Unrealized losses with a loss position for more than 12 months	10,017	(347)	20,598	(1,760)

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

The net carrying values of available-for-sale debt securities at May 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$4,148	$4,114
One year through five years	14,334	14,146
Six years through ten years	3,824	3,720
After ten years	3,044	2,343
	$25,350	$24,323

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,200	$-	$24,200
Corporate bonds	-	123	-	123
Total available-for-sale debt securities	-	24,323	-	24,323
Marketable equity securities:
Stocks-foreign	1,265	-	-	1,265
Stocks-domestic	8,642	-	-	8,642
Mutual funds - foreign	-	38,943	-	38,943
Mutual funds - domestic	-	86,569	-	86,569
Total marketable equity securities	9,907	125,512	-	135,419
Contingent consideration	-	-	(17,252)	(17,252)
Total	$9,907	$149,835	$(17,252)	$142,490

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$26,559	$-	$26,559
Corporate bonds	-	138	-	138
Total available-for-sale debt securities	-	26,697	-	26,697
Marketable equity securities:
Stocks-foreign	1,518	-	-	1,518
Stocks-domestic	9,028	-	-	9,028
Mutual funds - foreign	-	39,114	-	39,114
Mutual funds - domestic	-	77,966	-	77,966
Total marketable equity securities	10,546	117,080	-	127,626
Contingent consideration	-	-	(2,229)	(2,229)
Total	$10,546	$143,777	$(2,229)	$152,094

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During fiscal 2025, we paid approximately $2.2 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the year, and we increased our accrual by $17.3 million related to acquisitions completed during fiscal 2025, which is considered a noncash investing activity. During fiscal 2024, we paid approximately $1.1 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the year. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At May 31, 2025 and 2024, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of May 31, 2025 and 2024 are as follows:

	At May 31, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	2,646,613	2,523,202

	At May 31, 2024
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	2,127,148	1,979,359

NOTE F — ACQUISITIONS AND DIVESTITURES

During the fiscal year ended May 31, 2025, we completed a total of six acquisitions across our four reportable segments. Most notably, on April 30, 2025, we acquired 100% of the stock of Clean Topco Limited, including its wholly owned subsidiaries comprising the Star Brands Group, which is the parent company of The Pink Stuff. The Star Brands Group will be included in our Consumer reportable segment and is a globally recognized leader in household cleaning products best known for its iconic cleaning paste, vibrant branding and signature scent. The total purchase price for this acquisition was $487.4 million. In addition to cash consideration, the seller may be eligible to receive a future contingent cash receipt of up to an additional $106.9 million upon achievement of certain financial goals.

Furthermore, in the second quarter of fiscal 2025, we acquired TMP Convert SAS which is a leading manufacturer of outdoor design and landscape products and is included in our PCG reportable segment.

In fiscal year 2025, we incurred $11.3 million of acquisition-related costs which are recorded in SG&A on the Consolidated Statement of Income.

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

The purchase price for each acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We have finalized the purchase price allocation for our fiscal 2024 acquisitions. At May 31, 2025, we had not finalized the purchase accounting for the Star Brands Group and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the closing date of the acquisition. For all other acquisitions completed during fiscal 2025, the valuations of consideration transferred, total assets acquired, and liabilities assumed are substantially complete. The areas that remain open primarily relate to working capital adjustments, the identification and valuation of intangible assets and the fair value of deferred income taxes. Acquisitions are aggregated by year of purchase in the following table:

	Fiscal 2025 Acquisitions			Fiscal 2024 Acquisitions
(In thousands)	Weighted-Average Intangible Asset Amortization Life (In Years)	Total		Weighted-Average Intangible Asset Amortization Life (In Years)	Total
Current assets		$128,685			$6,010
Property, plant and equipment		41,276			1,427
Goodwill	N/A	306,025		N/A	11,993
Trade names - indefinite lives	N/A	95,804		N/A	-
Other intangible assets	18	213,262		10	2,562
Other long-term assets		8,063			4
Total Assets Acquired		$793,115			$21,996
Liabilities assumed		(153,516)			(5,712)
Net Assets Acquired		$639,599	(1)		$16,284	(2)
(1)
Figure includes cash acquired of $43.8 million.
(2)
Figure includes cash acquired of $0.7 million.

The fiscal year 2025 acquisitions above include goodwill of $229.8 million, indefinite-lived trade names of $89.8 million, and other intangible assets of $179.6 million for the Star Brands Group of which $35.7 million is expected to be deductible for tax purposes.

Our Consolidated Financial Statements reflect the results of operations of acquired businesses as of their respective dates of acquisition. Pro-forma results of operations for the years ended May 31, 2025 and 2024 were not materially different from reported results and, consequently, are not presented.

NOTE G — BORROWINGS

A description of long-term debt follows:

May 31,	2025	2024
(In thousands)
Total Long-Term Debt (1)
Revolving credit facility with a syndicate of banks, through August 1, 2027 (2)	$789,023	$344,732
Accounts receivable securitization program with two banks, through April 30, 2028	190,000	130,000
Unsecured 3.75% notes due March 15, 2027 (3)	399,885	399,822
Unsecured 4.55% senior notes due March 1, 2029 (3)	349,782	349,730
Unsecured 2.95% notes due January 15, 2032 (3)	299,535	299,472
Unsecured 5.25% notes due June 1, 2045 (3)	301,363	301,404
Unsecured 4.25% notes due January 15, 2048 (3)	299,992	299,992
Other obligations, including finance leases and unsecured notes payable at various rates of interest due in installments through 2038	28,041	14,652
Unamortized debt issuance costs	(11,008)	(12,656)
	2,646,613	2,127,148
Less: current portion	7,691	136,213
Total Long-Term Debt, Less Current Maturities	$2,638,922	$1,990,935

(1)
The fiscal 2024 amounts herein were reclassified to conform with the current year presentation which shows unamortized debt issuance costs as separate line item. This presentation change did not have any impact on the previously reported debt balances.
(2)
Interest as of May 31, 2025 was 5.53% for the USD denominated swingline account, which is tied to SOFR; 3.31% on EUR denominated debt which is tied to ESTR; 5.34% on GBP denominated debt, which is tied to the Sterling Overnight Index Average (SONIA); 4.15% on CAD denominated debt, which is tied to CORRA. The debt balances outstanding, excluding deferred financing fees, as of May 31, 2025 for the USD denominated swingline, EUR denominated revolver, GBP denominated revolver, and CAD denominated revolver were as follows: $17.7 million, $271.2 million, $45.1 million, and $455.1 million.

Interest as of May 31, 2024 was 6.53% for the USD denominated swingline account, which is tied to SOFR; 5.05% on EUR denominated debt which is tied to ESTR; and 6.33% on GBP denominated debt, which is tied to the SONIA. The debt balances outstanding, excluding deferred financing fees, as of May 31, 2024 for the USD denominated swingline, EUR denominated revolver, and GBP denominated debt were as follows: $15.8 million, $299.4 million, and $29.5 million.

(3)
Net of bond discounts and premiums of $0.6 million and $0.4 million at May 31, 2025 and 2024, respectively.

The aggregate maturities of long-term debt for the five years subsequent to May 31, 2025 are as follows: fiscal 2026 — $8.9 million; fiscal 2027 — $406.1 million; fiscal 2028 — $982.7 million; fiscal 2029 — $352.5 million; fiscal 2030 — $1.9 million and thereafter $910.9 million. Additionally, at May 31, 2025, we had unused lines of credit totaling $667.0 million.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $969.1 million at May 31, 2025. Our debt-to-capital ratio was 47.8% at May 31, 2025, compared with 45.9% at May 31, 2024.

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

As of May 31, 2025, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the leverage and interest coverage ratio covenants. At that date, our leverage ratio was 1.86 to 1, while our interest coverage ratio was 13.47 to 1. Our available liquidity under our Revolving Credit Facility stood at $557.0 million at May 31, 2025.

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

Accounts Receivable Securitization Program

The accounts receivable securitization facility (the “AR Program”), which was initially entered in on May 9, 2014 and subsequently amended on multiple dates, was amended on April 30, 2025. This amendment extended the facility termination date to April 30, 2028 and changed the borrowing capacity to a maximum availability of $300.0 million during all borrowing periods. The AR Program was entered into pursuant to (1) a receivables sales agreement (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) a receivables purchase agreement (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

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

The maximum availability under the AR Program is $300.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $300.0 million of funding available under the AR Program. As of May 31, 2025, there was $190.0 million outstanding under the AR Program.

The interest rate under the Purchase Agreement is based on SOFR and as set forth in Amendment No. 10 to the Purchase Agreement dated April, 30, 2025, the margin was increased from 0.85% to 0.90%. In addition, as set forth in an Amended and Restated Fee Letter, dated March 18, 2021 (the “Fee Letter”), the SPE is obligated to pay a monthly unused commitment fee to the Purchasers based on the daily amount of unused commitments under the Agreement, which ranges from 0.30% to 0.50% based on usage. The AR Program contains various customary affirmative and negative covenants and also contains customary default and termination provisions.

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

5.25% Notes due 2045 and 3.75% Notes due 2027

On March 2, 2017, we issued $50.0 million aggregate principal amount of 5.25% Notes due 2045 (the “2045 Notes”) and $400.0 million aggregate principal amount of 3.75% Notes due 2027 (the “2027 Notes”). The effective interest rate on the $50.0 million notes issued March 2017 is 4.84%. The 2045 Notes are a further issuance of the $250.0 million aggregate principal amount of 5.25% Notes due 2045 initially issued by us on May 29, 2015. Interest on the 2045 Notes is payable semiannually in arrears on June 1st and December 1st of each year at a rate of 5.25% per year. The effective interest rate on the $250.0 million aggregate principal amount of 5.25% Notes due 2045, including the amortization of the discount, is 5.29%. The 2045 Notes mature on June 1, 2045. Interest on the 2027 Notes is payable semiannually in arrears on March 15th and September 15th of each year, at a rate of 3.75% per year. The effective interest rate on the 2027 Notes, including the amortization of the discount, is 3.77%. The 2027 Notes mature on March 15, 2027. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

4.55% Notes due 2029

On February 27, 2019, we closed an offering for $350.0 million aggregate principal amount of 4.55% Notes due 2029 (the “2029 Notes”). The proceeds from the 2029 Notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest on the 2029 Notes accrues from February 27, 2019 and is payable semiannually in arrears on March 1st and September 1st of each year, beginning September 1, 2019, at a rate of 4.55% per year. The effective interest rate on the 2029 Notes, including the amortization of the discount, was 4.57%. The 2029 Notes mature on March 1, 2029. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

2.95% Notes due 2032

On January 25, 2022, we closed an offering for $300.0 million aggregate principal amount of 2.95% Notes due 2032. The proceeds from the 2032 notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest on the Notes accrues from January 25, 2022 and will be payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2022, at a rate of 2.95% per year. The effective interest rate on the notes, including the amortization of the discount, is 2.98%. The notes mature on January 15, 2032. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

4.25% Notes due 2048

On December 20, 2017, we closed an offering for $300.0 million aggregate principal amount of 4.25% Notes due 2048 (the “2048 Notes”). The proceeds from the 2048 Notes were used to repay $250.0 million in principal amount of unsecured 6.50% senior notes due February 15, 2018, and for general corporate purposes. Interest on the 2048 Notes accrues from December 20, 2017 and is payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2018, at a rate of 4.25% per year. The effective interest rate on the notes, including the amortization of the discount, is 4.25%. The 2048 Notes mature on January 15, 2048. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

NOTE H — INCOME TAXES

The provision for income taxes is calculated in accordance with ASC 740, "Income Taxes," which requires the recognition of deferred income taxes using the asset and liability method.

Income before income taxes as shown in the Consolidated Statements of Income is summarized below for the periods indicated.

Year Ended May 31,	2025	2024	2023
(In thousands)
United States	$645,397	$625,167	$557,401
Foreign	147,363	162,670	91,981
Income Before Income Taxes	$792,760	$787,837	$649,382

Provision (benefit) for income taxes consists of the following for the periods indicated:

Year Ended May 31,	2025	2024	2023
(In thousands)
Current:
U.S. federal	$113,885	$109,869	$91,749
State and local	43,881	31,996	25,972
Foreign	49,174	62,168	45,694
Total Current	206,940	204,033	163,415
Deferred:
U.S. federal	25,656	(2,263)	16,969
State and local	160	618	4,359
Foreign	(130,323)	(3,993)	(15,092)
Total Deferred	(104,507)	(5,638)	6,236
Provision for Income Taxes	$102,433	$198,395	$169,651

The significant components of deferred income tax assets and liabilities as of May 31, 2025 and 2024 were as follows:

	2025	2024
(In thousands)
Deferred income tax assets related to:
Inventories	$17,348	$17,772
Accrued compensation and benefits	15,430	17,649
Other accrued and prepaid expenses, net	21,294	19,058
Deferred income and other long-term liabilities	24,880	31,204
Credit, net operating, interest and capital loss carryforwards	60,457	87,590
Research and development	42,258	33,076
Pension and other postretirement benefits	5,069	-
Total Deferred Income Tax Assets	186,736	206,349
Less: valuation allowances	(49,167)	(30,021)
Net Deferred Income Tax Assets	137,569	176,328
Deferred income tax (liabilities) related to:
Depreciation	(136,966)	(132,007)
Amortization of intangibles	(77,142)	(125,553)
Unremitted foreign earnings	-	(4,055)
Net unrealized gain on securities	(372)	(1,305)
Pension and other postretirement benefits	-	(1,108)
Total Deferred Income Tax (Liabilities)	(214,480)	(264,028)
Deferred Income Tax Assets (Liabilities), Net	$(76,911)	$(87,700)

As of May 31, 2025, we had foreign tax credit carryforwards of $7.6 million, which expire at various dates through fiscal 2034. Additionally, as of May 31, 2025, we had approximately $1.1 million of net tax benefits associated with state and local net operating loss carryforwards, some of which expire at various dates beginning in fiscal 2026.

As of May 31, 2025, we had foreign net operating losses of approximately $93.2 million and interest deduction carryforwards of approximately $91.6 million, totaling approximately $184.8 million. Of these carryforward amounts, approximately $18.9 million will expire at various dates beginning in fiscal 2026 and approximately $165.9 million have an indefinite carryforward period. Additionally, as of May 31, 2025, we had foreign capital loss carryforwards of approximately $25.4 million that can be carried forward indefinitely.

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

Total valuation allowances approximating $49.2 and $30.0 million have been recorded as of May 31, 2025 and 2024, respectively. These recorded valuation allowances relate primarily to certain foreign net operating losses, certain state net operating losses, U.S. foreign tax credit carryforwards and other net foreign deferred tax assets.

The fiscal 2025 provision for income taxes includes incremental benefits of the U.S. deduction for foreign derived intangible income and the foreign tax rate differential associated with certain global capital structure initiatives. Additionally, during fiscal 2025, following developments in U.S. tax case law, we assessed certain of our income tax positions and recorded a deferred tax adjustment totaling $43.9 million, which represents an increase to our deferred income tax assets for U.S. foreign tax credit carryforwards.

The following table reconciles income tax expense (benefit) computed by applying the U.S. statutory federal income tax rate against income (loss) before income taxes to the provision (benefit) for income taxes:

Year Ended May 31,	2025	2024	2023
(In thousands, except percentages)
Income tax expense at the U.S. statutory federal income tax rate	$166,480	$165,446	$136,370
Foreign rate differential and other foreign tax adjustments	(32,497)	9,632	5,722
Impact of foreign derived intangible income deduction	(38,174)	(5,290)	(4,187)
State and local income taxes, net	34,432	28,000	22,017
Impact of GILTI provisions	3,960	3,548	4,217
Nondeductible business expense	1,895	1,944	1,257
Valuation allowance	17,246	(754)	1,199
Deferred tax liability for unremitted foreign earnings	-	3,658	-
Changes in unrecognized tax benefits	(3,771)	2,209	(3,334)
Equity-based compensation	(1,963)	(5,496)	(3,482)
Nondeductible goodwill impairment	2,119	-	7,264
Deferred tax adjustment to U.S. foreign tax credit carryforwards	(43,922)	-	-
Other	(3,372)	(4,502)	2,608
Provision for Income Tax Expense	$102,433	$198,395	$169,651
Effective Income Tax Rate	12.9%	25.2%	26.1%

Uncertain income tax positions are accounted for in accordance with ASC 740. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2025	2024	2023
Balance at June 1	$4.4	$2.9	$5.7
Additions for tax positions of prior years	0.2	3.4	0.1
Reductions for tax positions of prior years	(2.9)	(1.4)	(2.8)
Settlements	-	(0.5)	-
Foreign currency translation	(0.1)	-	(0.1)
Balance at May 31	$1.6	$4.4	$2.9

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at May 31, 2025, 2024 and 2023 was $1.6 million, $4.4 million and $2.9 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2025, 2024 and 2023, the accrual for interest and penalties was $0.6 million, $3.0 million and $2.2 million, respectively. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year.

We file income tax returns in the United States and in various state, local and foreign jurisdictions. With limited exceptions, we are subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal 2018 through 2025. Our fiscal 2023 U.S. federal income tax return is currently under examination. Additionally, we are currently under examination, or have been notified of an upcoming tax examination, for various non-U.S. and domestic state and local jurisdictions. Although it is possible that certain tax examinations could be resolved during the next 12 months, the timing and outcomes are uncertain.

As of May 31, 2025, we have approximately $164.7 million of unremitted foreign earnings that are not considered to be permanently reinvested. There is no deferred income tax liability associated with these earnings.

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining $1.1 billion of foreign unremitted earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of May 31, 2025. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining unremitted earnings of foreign subsidiaries were distributed to the United States. Due to the uncertainties and complexities involved in the various options for repatriation of foreign earnings, it is not practical to calculate the deferred taxes associated with the remaining foreign earnings.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by The Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework (“P2”). The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. Individual countries have and may continue to enact rules that are different than P2. We determined that it does not have a material P2 impact for the year ended May 31, 2025. While we continue to monitor P2 developments, we do not anticipate that P2 will have a material impact on our long-term financial position.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to corporate income tax provisions. Certain changes include immediate expensing for most business assets acquired, including nonresidential U.S. real property, and a temporary suspension of the requirement to capitalize and amortize R&D expenditures. The Act also includes certain changes to international tax provisions. We are in the process of reviewing the Act in detail and evaluating its impact on our Consolidated Financial Statements.

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

During the fiscal year ended May 31, 2025, we repurchased 581,759 shares of our common stock at a cost of approximately $70.0 million, or an average cost of $120.32 per share, under this program. During the fiscal year ended May 31, 2024, we repurchased 526,113 shares of our common stock at a cost of approximately $55.0 million, or an average cost of $104.50 per share, under this program. During the fiscal year ended May 31, 2023, we repurchased 598,653 shares of our common stock at a cost of approximately $50.0 million, or an average cost of $83.52 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $192.3 million at May 31, 2025.

NOTE J — STOCK-BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to our associates and directors; these awards include restricted stock, restricted stock units, performance stock, performance stock units and SARs. We grant stock-based incentive awards to our associates and our directors under various share-based compensation plans. Plans that are active or provide for stock option grants or share-based payment awards include the Amended and Restated 2014 Omnibus Equity and Incentive Plan (the “2014 Omnibus Plan”) and the 2024 Omnibus Equity and Incentive Plan (the “2024 Omnibus Plan”), which include provisions for grants of restricted stock, restricted stock units, performance stock, performance stock units and SARs. Other plans, which provide for restricted stock grants only, include the 2003 Restricted Stock Plan for Directors (the “2003 Plan”) and the 2007 Restricted Stock Plan (the “2007 Plan”). The shares available for grant out of the 2003 Plan and the 2007 Plan have been exhausted, and the 2014 Omnibus Plan has expired, therefore, all future grants will be issued from the 2024 Omnibus Plan.

We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period.

The following table represents total stock-based compensation expense included in our Consolidated Statements of Income:

Year Ended May 31,	2025	2024	2023
(In thousands)
Stock-based compensation expense, included in SG&A	$27,042	$25,925	$28,723
Stock-based compensation expense, included in restructuring expense	-	-	(50)
Total stock-based compensation cost	27,042	25,925	28,673
Income tax (benefit)	(3,685)	(3,627)	(4,234)
Total stock-based compensation cost, net of tax	$23,357	$22,298	$24,439

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

The following is a summary of our weighted-average assumptions related to SARs grants made during the last three fiscal years:

Year Ended May 31,	2025	2024	2023
Risk-free interest rate	4.1%	3.9%	3.0%
Expected life of option - years	6.0	6.0	6.0
Expected dividend yield	1.6%	1.8%	2.0%
Expected volatility rate	25.2%	24.6%	23.6%

The 2024 Omnibus Plan was approved by our stockholders on October 3, 2024. The 2024 Omnibus Plan provides us with the flexibility to grant a wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, and is intended to be the primary stock-based award program for covered associates. The plan replaces the 2014 Omnibus Plan, which expired under its own terms in October 2024. SARs are issued at fair value at the date of grant, have up to ten-year terms and have graded-vesting terms over four years. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. Currently all SARs outstanding are to be settled with stock. As of May 31, 2025, there were 1,891,800 SARs outstanding.

The following tables summarize option and share-based payment activity (including SARs) under these plans during the fiscal year ended May 31, 2025:

	2025
Share-Based Payments	Weighted Average Exercise Price	Number of Shares Under Option
(Shares in thousands)
Balance at June 1, 2024	$75.54	1,990
Options granted	113.82	212
Options exercised	65.66	(310)
Balance at May 31, 2025	81.44	1,892
Exercisable at May 31, 2025	$73.98	1,240

SARs	2025	2024	2023
(In thousands, except per share amounts)
Weighted-average grant-date fair value per SAR	$30.99	$24.04	$18.09
Fair value of SARS vested	$18.93	$15.28	$14.19
Intrinsic value of options exercised	$15.49	$12.37	$11.26
Tax benefit from options exercised	$559	$6,049	$3,292

At May 31, 2025, the aggregate intrinsic value and weighted-average remaining contractual life of options outstanding was $61.4 million and 6.08 years, respectively, while the aggregate intrinsic value and weighted-average remaining contractual life of options exercisable was $49.4 million and 5.09 years, respectively.

At May 31, 2025, the total unamortized stock-based compensation expense related to SARs that were previously granted was $10.3 million, which is expected to be recognized over 2.42 years. We anticipate that approximately 1.9 million shares at a weighted-average exercise price of $81.41 and a weighted-average remaining contractual term of 6.07 years are vested or expected to vest under these plans.

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

Under the 2024 Omnibus Plan, a total of 5,000,000 shares of our common stock may be subject to awards. Of those issuable shares, up to 2,500,000 shares of common stock may be subject to “full-value” awards.

The following table summarizes the share-based performance-earned restricted stock (“PERS”) and performance stock units (“PSUs”) activity during the fiscal year ended May 31, 2025:

	Weighted-Average
	Grant-Date
	Fair Value	2025
(Shares in thousands)
Balance at June 1, 2024	$88.13	876
Shares granted	114.14	302
Shares forfeited	89.39	(78)
Shares vested	87.23	(284)
Balance at May 31, 2025	$97.96	816

The weighted-average grant-date fair value was $114.14, $93.74 and $81.03 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. The restricted stock and performance stock cliff vest after three years. Nonvested restricted shares of common stock under the 2014 Omnibus Plan and 2024 Omnibus Plan are eligible for dividend payments, while performance stock units are not eligible for dividend payments. At May 31, 2025, remaining unamortized deferred compensation expense for performance-earned restricted stock totaled $17.2 million. The remaining amount is being amortized over the applicable vesting period for each participant.

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

The following table sets forth such awards for the year ended May 31, 2025:

Performance Stock Units ("PSUs")	Shares Granted	Weighted-Average Grant Date Fair Value	Shares Outstanding as of May 31, 2025	Unamortized Expense, as of May 31, 2025
(In thousands, except per share amounts)
2022 PSUs (1)	162	$81.01	148	$—
2023 PSU's (2)	176	$93.51	164	$1,815
2024 PSU's (3)	153	$114.26	151	$17,919
(1)
The "2022 PSUs" were granted on July 18, 2022. The expense has been fully recognized, in line with the final results achieved for the three-year performance plan.
(2)
The "2023 PSUs were granted on July 19, 2023. The unamortized expense is expected to be recognized over a weighted average period of 1.0 year.
(3)
The "2024 PSUs were granted on July 18, 2024. The unamortized expense is expected to be recognized over a weighted average period of 2.0 years.

The 2003 Plan was approved on October 10, 2003 by our stockholders and was established primarily for the purpose of recruiting and retaining directors and to align the interests of directors with the interests of our stockholders. Only directors who are not our associates are eligible to participate. Under the 2003 Plan, up to 500,000 shares of our common stock may be awarded, with awards cliff vesting over a three-year period. The shares available for grant out of the 2003 Plan have been exhausted and the 2014 Omnibus Plan has expired, therefore, all future grants will be issued from the 2024 Omnibus Plan.

The following table summarizes the share-based activity under the 2003 Plan and 2014 Omnibus Plan related to directors during fiscal 2025:

	Weighted-Average
	Grant-Date
	Fair Value	2025
(Shares in thousands)
Balance at June 1, 2024	$91.70	51
Shares granted to directors	127.65	11
Shares vested	86.33	(21)
Balance at May 31, 2025	$104.44	41

The weighted-average grant-date fair value was $127.65, $98.61 and $92.87 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. Unamortized deferred compensation expense relating to restricted stock grants for directors of $2.0 million at May 31, 2025, is being amortized over the applicable remaining vesting period for each director. Nonvested restricted shares of common stock under the 2003 Plan are eligible for dividend payments.

During fiscal 2025, a total of 16,322 shares were awarded under the 2014 Omnibus Plan to certain associates as supplemental retirement benefits, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceding the date of the grant. The following table sets forth such awards for the year ended May 31, 2025:

	Weighted-Average
	Grant-Date
	Fair Value	2025
(Shares in thousands)
Balance at June 1, 2024	$44.82	384
Shares granted	114.26	16
Shares forfeited	88.10	(5)
Shares exercised	50.53	(22)
Balance at May 31, 2025	$47.06	373

The weighted-average grant-date fair value was $114.26, $93.51 and $81.01 for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. As noted above, no shares remain available for future grant under the 2007 Plan and the 2014 Omnibus Plan has expired, and future issuances of shares as supplemental retirement benefits are made under the 2024 Omnibus Plan. At May 31, 2025, unamortized stock-based compensation expense of $4.5 million relating to the 2014 Omnibus Plan is being amortized over the applicable vesting period associated with each participant.

The following table summarizes the activity for all nonvested restricted shares during the year ended May 31, 2025:

	Weighted-Average
	Grant-Date Fair	Number of
	Value	Shares
(Shares in thousands)
Balance at June 1, 2024	$87.80	1,028
Granted	114.60	330
Vested	86.68	(384)
Forfeited	94.36	(27)
Balance at May 31, 2025	$97.40	947

The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. Total unrecognized compensation cost related to all nonvested awards of restricted shares of common stock was $43.4 million as of May 31, 2025. The remaining weighted-average contractual term of nonvested restricted shares at May 31, 2025 is the same as the period over which the remaining cost of the awards will be recognized, which is approximately 2.25 years. We did not receive any cash from associates as a result of associate vesting and release of restricted shares for the year ended May 31, 2025.

The following table summarizes the grant date and vested values of restricted shares during the last three fiscal years:

Year Ended May 31,	Weighted-Average Grant Date Fair Value	Fair Value of Restricted Shares Vested	Shares of Restricted Stock Vested	Intrinsic Value of Restricted Shares Vested
(In thousands, except per share amounts)
2023	$81.95	$28,553	432	$33,186
2024	$93.95	$32,842	421	$38,608
2025	$114.60	$33,246	384	$37,640

NOTE K — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments (1)	Derivatives	Securities	Total
Balance at May 31, 2022	$(395,473)	$(153,383)	$13,171	$(1,652)	$(537,337)
Current period comprehensive (loss)	(71,772)	(12,242)	-	(482)	(84,496)
Income taxes associated with the current period	1,870	2,785	-	4	4,659
Amounts reclassified from accumulated other comprehensive income (loss)	-	18,363	(1,766)	(67)	16,530
Income taxes reclassified into earnings	-	(4,287)	-	(4)	(4,291)
Balance at May 31, 2023	(465,375)	(148,764)	11,405	(2,201)	(604,935)
Current period comprehensive income	3,276	66,592	-	205	70,073
Income taxes associated with the current period	252	(15,769)	-	(56)	(15,573)
Amounts reclassified from accumulated other comprehensive income (loss)	-	17,416	-	(165)	17,251
Income taxes reclassified into earnings	-	(4,122)	-	16	(4,106)
Balance at May 31, 2024	(461,847)	(84,647)	11,405	(2,201)	(537,290)
Current period comprehensive (loss) income	(5,505)	6,872	-	1,086	2,453
Income taxes associated with the current period	(1,260)	(2,004)	-	(116)	(3,380)
Amounts reclassified from accumulated other comprehensive income (loss)	-	9,394	-	(332)	9,062
Income taxes reclassified into earnings	(2,239)	(2,276)	-	39	(4,476)
Balance at May 31, 2025	$(470,851)	$(72,661)	$11,405	$(1,524)	$(533,631)

(1)
For additional information, see Note N, "Pension Plans," and Note O, "Postretirement Benefits," to the Consolidated Financial Statements for details. Amounts reclassified from accumulated other comprehensive income (loss) are included in pension non-service costs (credits) as a component of "Other Expense (Income), Net" on the Consolidated Statements of Income.

NOTE L — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended May 31, 2025, 2024 and 2023:

Year Ended May 31,	2025	2024	2023
(In thousands, except per share amounts)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$688,688	$588,397	$478,691
Less: Allocation of earnings and dividends to participating securities	(2,625)	(2,630)	(2,156)
Net income available to common shareholders - basic	686,063	585,767	476,535
Reverse: Allocation of earnings and dividends to participating securities	-	-	2,156
Add: Undistributed earnings reallocated to unvested shareholders	9	8	-
Net income available to common shareholders - diluted	$686,072	$585,775	$478,691
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,570	127,767	127,507
Average diluted options and awards	634	573	1,309
Total shares for diluted earnings per share (1)	128,204	128,340	128,816
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$5.38	$4.58	$3.74
Method used to calculate basic earnings per share	Two-Class	Two-Class	Two-Class
Diluted Earnings Per Share of Common Stock	$5.35	$4.56	$3.72
Method used to calculate diluted earnings per share	Two-Class	Two-Class	Treasury
(1)
The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the years ended May 31, 2025, 2024 and 2023, approximately 170,000, 260,000 and 750,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

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

The following represents our lease costs for the fiscal years ending May 31, 2025, 2024 and 2023:

May 31,	2025	2024	2023
(In thousands)
Operating lease expense	$92,040	$87,225	$78,783
Variable lease expense	16,839	15,305	13,550
Short-term lease expense	2,458	2,104	1,960

The following represents our supplemental cash flow disclosures for the fiscal years ending May 31, 2025, 2024 and 2023:

May 31,	2025	2024	2023
(In thousands)
Operating cash outflows from operating leases	$86,632	$81,540	$74,251
Leased assets obtained in exchange for operating lease obligations	106,396	69,749	90,399

The following represents our supplemental balance sheet and other required disclosures as of May 31, 2025 and 2024:

May 31,	2025	2024
(In thousands, except percentages)
Current portion of operating leases within other accrued liabilities	$69,846	$66,298
Weighted average remaining lease term for operating leases (in years)	8.6	7.7
Weighted average discount rate for operating leases	4.5%	4.2%

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of May 31, 2025:

(In thousands)
Year ending May 31,	Operating Leases
2026	$83,701
2027	71,900
2028	55,587
2029	42,603
2030	36,411
Thereafter	180,805
Total lease payments	$471,007
Less imputed interest	83,827
Total present value of lease liabilities	$387,180

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

The Retirement Plan provides benefits that are based upon years of service and average compensation with accrued benefits vesting after five years. Benefits for union associates are generally based upon years of service, or a combination of years of service and average compensation. Our pension funding policy considers contributions in an amount on an annual basis that can be deducted for federal income tax purposes, using a different actuarial cost method and different assumptions from those used for financial reporting. For the fiscal year ending May 31, 2026, we are required, based on minimum funding rules, to contribute approximately $6.1 million to our foreign plans. Required contributions, based on minimum funding rules, to the retirement plans in the United States for fiscal 2026 are immaterial. During the year, we will evaluate whether to make contributions in excess of the minimum required amounts. During fiscal 2025, we contributed $45.5 million to the pension plans in the United States which was in excess of the required immaterial contributions but serves to improve the funded status of the plans.

Net periodic pension cost consisted of the following for the year ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2025	2024	2023	2025	2024	2023
Service cost	$43,217	$43,652	$43,558	$4,427	$3,534	$3,633
Interest cost	39,180	35,967	28,692	7,836	7,667	6,619
Expected return on plan assets	(48,069)	(42,072)	(38,144)	(9,490)	(9,588)	(6,581)
Amortization of:
Prior service cost (credit)	2	2	1	159	(127)	(116)
Net actuarial losses recognized	8,613	16,822	17,948	1,189	833	473
Curtailment/settlement (gains) losses	-	-	(3)	7	(50)	188
Net Pension Cost	$42,943	$54,371	$52,052	$4,128	$2,269	$4,216

The changes in benefit obligations and plan assets, as well as the funded status of our pension plans at May 31, 2025 and 2024, were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Benefit obligation at beginning of year	$719,663	$697,173	$166,060	$158,812
Service cost	43,217	43,652	4,427	3,534
Interest cost	39,180	35,967	7,836	7,667
Benefits paid	(45,237)	(40,540)	(9,162)	(8,102)
Participant contributions	-	-	1,414	1,149
Plan amendments	-	-	299	(2)
Plan settlements/curtailments	-	-	(256)	(1,090)
Plan combinations	-	-	10,550	-
Actuarial (gains) losses	(7,137)	(16,589)	3,323	3,461
Premiums paid	-	-	(90)	(83)
Currency exchange rate changes	-	-	2,216	714
Benefit Obligation at End of Year	$749,686	$719,663	$186,617	$166,060
Fair value of plan assets at beginning of year	$720,079	$631,486	$174,260	$166,120
Actual gain on plan assets	50,324	87,205	9,365	9,973
Employer contributions	45,537	41,928	4,537	5,449
Participant contributions	-	-	1,414	1,149
Benefits paid	(45,237)	(40,540)	(9,162)	(8,102)
Assets related to plan combinations	-	-	6,630	-
Premiums paid	-	-	(90)	(83)
Plan settlements/curtailments	-	-	(256)	(1,090)
Currency exchange rate changes	-	-	2,286	844
Fair Value of Plan Assets at End of Year	$770,703	$720,079	$188,984	$174,260
Surplus of plan assets versus benefit obligations at end of year	$21,017	$416	$2,367	$8,200
Net Amount Recognized	$21,017	$416	$2,367	$8,200
Accumulated Benefit Obligation	$650,986	$618,413	$175,236	$156,571

The fair value of the assets held by our pension plans has increased at May 31, 2025 since our previous measurement date at May 31, 2024, due to contributions and market returns. Total plan liabilities increased due to benefit accruals, an increase in interest cost caused by an increase in the discount rate, as well as a smaller actuarial gain than in the prior year. We have recorded an overfunded position for the net status of our pension plans. We expect pension expense in fiscal 2026 to be lower than our fiscal 2025 expense level due to an increase in discount rates, an increase in the market value of assets, an increase in expected return on plan assets and a reduction in the amortization of the net actuarial loss to be recognized. Any future declines in the value of our pension plan assets or increases in our plan liabilities could require us to decrease our recorded asset for the net funded status of our pension plans and could also require accelerated and higher cash contributions to our pension plans.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2025 and 2024 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Noncurrent assets	$21,637	$1,294	$15,833	$16,681
Current liabilities	(8)	(8)	(960)	(362)
Noncurrent liabilities	(612)	(870)	(12,506)	(8,119)
Net Amount Recognized	$21,017	$416	$2,367	$8,200

The following table summarizes the relationship between our plans' benefit obligations and assets:

	U.S. Plans
	2025		2024
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$4,756	$4,136	$712,123	$711,245
Plans with accumulated benefit obligations in excess of plan assets	40	-	41	-
Plans with assets in excess of projected benefit obligations	744,930	766,567	7,540	8,834
Plans with assets in excess of accumulated benefit obligations	650,946	770,703	618,372	720,079

	Non-U.S. Plans
	2025		2024
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$35,864	$22,399	$28,469	$19,988
Plans with accumulated benefit obligations in excess of plan assets	31,513	20,117	25,001	17,730
Plans with assets in excess of projected benefit obligations	150,753	166,585	137,591	154,272
Plans with assets in excess of accumulated benefit obligations	143,723	168,867	131,570	156,530

The following table presents the pretax net actuarial loss and prior service (cost) credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Net actuarial loss	$(108,475)	$(126,481)	$(37,298)	$(32,209)
Prior service (costs) credits	(6)	(8)	330	424
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(108,481)	$(126,489)	$(36,968)	$(31,785)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost (credit)	$-	$-	$299	$(1)
Net (gain) loss arising during the year	(9,393)	(61,722)	5,129	3,075
Effect of exchange rates on amounts included in AOCI	-	-	570	133
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) benefit	(2)	(2)	(159)	127
Amortization or settlement recognition of net (loss)	(8,613)	(16,822)	(1,196)	(783)
Total recognized in other comprehensive (income) loss	$(18,008)	$(78,546)	$4,643	$2,551

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

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic pension cost under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2025	2024	2025	2024
Discount rate	5.65%	5.58%	4.78%	4.81%
Rate of compensation increase	3.38%	3.39%	3.03%	2.98%

	U.S. Plans			Non-U.S. Plans
Net Periodic Pension Cost	2025	2024	2023	2025	2024	2023
Discount rate	5.59%	5.26%	4.43%	4.81%	4.88%	4.02%
Expected return on plan assets	7.00%	7.00%	6.50%	5.49%	5.79%	3.58%
Rate of compensation increase	3.39%	3.39%	3.21%	2.98%	2.97%	2.94%

The following tables illustrate the weighted-average actual and target allocation of plan assets:

	U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2025	2025	2024
Equity securities	55%	$429.2	$399.0
Fixed income securities	20%	166.3	151.2
Multi-class	20%	155.8	141.2
Cash	5%	19.3	28.5
Other		0.1	0.2
Total assets	100%	$770.7	$720.1

	Non-U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2025	2025	2024
Equity securities	34%	$66.1	$60.4
Fixed income securities	45%	83.9	82.9
Cash		0.5	0.2
Property and other	21%	38.5	30.8
Total assets	100%	$189.0	$174.3

The following tables present our pension plan assets as categorized using the fair value hierarchy at May 31, 2025 and 2024:

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
U.S. Treasury and other government	$-	$57,763	$-	$57,763
State and municipal bonds	-	213	-	213
Foreign bonds	-	3,365	-	3,365
Mortgage-backed securities	-	17,964	-	17,964
Corporate bonds	-	15,750	-	15,750
Stocks - large cap	51,743	-	-	51,743
Mutual funds - equity	-	377,516	-	377,516
Mutual funds - multi-class	-	155,782	-	155,782
Mutual funds - fixed	-	2,900	-	2,900
Cash and cash equivalents	19,327	-	-	19,327
Futures contracts	-	-	64	64
Investments measured at NAV (1)				68,316
Total	$71,070	$631,253	$64	$770,703
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

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
Pooled equities	$-	$66,101	$-	$66,101
Pooled fixed income	-	82,844	-	82,844
Foreign bonds	-	1,050	-	1,050
Insurance contracts	-	-	28,121	28,121
Mutual funds - Real Estate	-	10,392	-	10,392
Cash and cash equivalents	476	-	-	476
Total	$476	$160,387	$28,121	$188,984

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
U.S. Treasury and other government	$-	$53,751	$-	$53,751
State and municipal bonds	-	210	-	210
Foreign bonds	-	2,480	-	2,480
Mortgage-backed securities	-	14,922	-	14,922
Corporate bonds	-	14,904	-	14,904
Stocks - large cap	44,392	-	-	44,392
Mutual funds - equity	-	354,599	-	354,599
Mutual funds - multi-class	-	141,183	-	141,183
Mutual funds - fixed	-	2,317	-	2,317
Cash and cash equivalents	28,523	-	-	28,523
Limited partnerships	-	-	74	74
Futures contracts	-	-	120	120
Investments measured at NAV (2)				62,604
Total	$72,915	$584,366	$194	$720,079
(2)
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

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2024
Pooled equities	$-	$60,455	$-	$60,455
Pooled fixed income	-	81,798	-	81,798
Foreign bonds	-	1,066	-	1,066
Insurance contracts	-	-	20,283	20,283
Mutual funds - Real Estate	-	10,483	-	10,483
Cash and cash equivalents	175	-	-	175
Total	$175	$153,802	$20,283	$174,260

The following table includes the activity that occurred during the years ended May 31, 2025 and 2024 for our Level 3 assets:

		Actual Return on Plan Assets For:
	Balance at	Assets Still Held	Assets Sold	Purchases, Sales and	Balance at
(In thousands)	Beginning of Period	at Reporting Date	During Year	Settlements, net (3)	End of Period
Year ended May 31, 2025	$20,477	348	-	7,360	$28,185
Year ended May 31, 2024	19,418	1,051	-	8	20,477
(3)
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

We expect to pay the following estimated pension benefit payments in the next five years (in millions): $75.3 in 2026, $77.5 in 2027, $81.5 in 2028, $89.2 in 2029 and $89.1 in 2030. In the five years thereafter (2031-2035), we expect to pay $448.3 million.

In addition to the defined benefit pension plans discussed above, we also sponsor associate savings plans under Section 401(k) of the Internal Revenue Code, which cover most of our associates in the United States. We record expense for defined contribution plans for any employer-matching contributions made in conjunction with services rendered by associates. The majority of our plans provide for matching contributions made in conjunction with services rendered by associates. Matching contributions are invested in the same manner that the participants invest their own contributions. Matching contributions charged to income were $31.3 million, $29.8 million and $27.6 million for the years ending May 31, 2025, 2024 and 2023, respectively.

NOTE O — POSTRETIREMENT BENEFITS

We sponsor several unfunded-healthcare-benefit plans for certain of our retired associates, as well as postretirement life insurance for certain former associates. Eligibility for these benefits is based upon various requirements. The following table illustrates the effect on operations of these plans for the three years ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2025	2024	2023	2025	2024	2023
Service cost	$-	$-	$-	$1,672	$2,259	$1,951
Interest cost	83	87	84	1,251	1,550	1,374
Amortization of:
Prior service (credit)	-	-	(121)	-	-	-
Net actuarial (gains) losses	(25)	(15)	43	(551)	(49)	(51)
Net Postretirement Benefit Cost	$58	$72	$6	$2,372	$3,760	$3,274

The changes in benefit obligations of the plans at May 31, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Accumulated postretirement benefit obligation at beginning of year	$1,621	$1,768	$26,058	$31,037
Service cost	-	-	1,672	2,259
Interest cost	83	87	1,251	1,550
Benefit payments	(135)	(149)	(568)	(674)
Actuarial losses (gains)	94	(85)	(3,635)	(7,983)
Currency exchange rate changes	-	-	(221)	(131)
Accumulated and accrued postretirement benefit obligation at end of year	$1,663	$1,621	$24,557	$26,058

In determining the postretirement benefit amounts outlined above, measurement dates as of May 31 for each period were applied.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2025 and 2024 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Current liabilities	$(733)	$(194)	$(949)	$(895)
Noncurrent liabilities	(930)	(1,427)	(23,608)	(25,163)
Net Amount Recognized	$(1,663)	$(1,621)	$(24,557)	$(26,058)

The following table presents the pretax net actuarial gain recognized in accumulated other comprehensive income (loss) not affecting retained earnings by fiscal year:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Net actuarial gain	$51	$170	$14,803	$11,785

The following table includes the changes recognized in other comprehensive loss (income) by fiscal year:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2025	2024	2025	2024
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net loss (gain) arising during the year	$94	$(85)	$(3,635)	$(7,983)
Effect of exchange rates on amounts included in AOCI	-	-	66	(13)
Amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net gain	25	15	551	49
Total recognized in other comprehensive loss (income)	$119	$(70)	$(3,018)	$(7,947)

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic postretirement benefit costs under the plans by fiscal year:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2025	2024	2025	2024
Discount rate	5.17%	5.50%	4.88%	5.03%
Current healthcare cost trend rate	8.30%	8.90%	5.13%	5.21%
Ultimate healthcare cost trend rate	4.00%	4.04%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2048	2049	2040	2040

	U.S. Plans			Non-U.S. Plans
Net Periodic Postretirement Cost	2025	2024	2023	2025	2024	2023
Discount rate	5.50%	5.20%	4.36%	5.03%	5.10%	5.13%
Current healthcare cost trend rate	8.90%	6.00%	6.23%	5.21%	5.53%	5.58%
Ultimate healthcare cost trend rate	4.04%	4.03%	4.03%	3.70%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2049	2045	2045	2040	2040	2040

We expect to pay approximately $1.2 million to $1.7 million in estimated postretirement benefits in each of the next five years. In the five years thereafter (2031-2035), we expect to pay a cumulative total of $7.8 million.

NOTE P — CONTINGENCIES AND ACCRUED LOSSES

Accrued loss reserves consist of the following:

May 31,	2025	2024
(In thousands)
Accrued product liability and other loss reserves	$24,781	$23,353
Accrued warranty reserves	10,494	8,017
Accrued environmental reserves	1,426	1,148
Total Accrued Loss Reserves - Current	$36,701	$32,518
Accrued product liability and other loss reserves - noncurrent	$25,206	$25,289
Accrued warranty liability - noncurrent	3,534	3,604
Accrued environmental reserves - noncurrent	2,719	2,574
Total Accrued Loss Reserves - Noncurrent	$31,459	$31,467

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates, as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at May 31, 2025, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

Year Ended May 31,	2025	2024	2023
(In thousands)
Beginning Balance	$11,621	$11,776	$10,905
Deductions (1)	(29,434)	(34,388)	(27,851)
Provision charged to expense	31,841	34,233	28,722
Ending Balance	$14,028	$11,621	$11,776
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

Other Contingencies

One of our former subsidiaries in our SPG reportable segment has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor was also entitled to seek recovery of some portion of its attorneys’ fees and costs. On November 15, 2023, the U.S. District Court for the Eastern District of California issued an order awarding the distributor approximately $4.4 million in connection with attorney's fees and costs the distributor allegedly incurred throughout the duration of this legal action. As a result of this order, we increased our accrual to $10.4 million as of November 30, 2023. On December 27, 2023, we paid the $6.0 million judgment, and then decreased our accrual to approximately $4.4 million. We appealed the District Court's order awarding attorneys’ fees and costs to the distributor to the Ninth Circuit Court of Appeals. On January 21, 2025, the Ninth Circuit reversed in part and affirmed in part the District Court’s order awarding attorneys’ fees and costs. As a result, we paid the distributor $4.6 million, of which $4.4 million was previously accrued in fiscal 2024. On April 17, 2025, at a Court-ordered settlement conference, we agreed to pay the distributor $4.5 million to resolve all remaining claims, known or unknown, between the parties. As a result of this settlement, we increased our accrual to $4.5 million as of May 31, 2025. We incurred SG&A expense related to this matter of $4.7 million and $4.4 million during fiscal 2025 and 2024, respectively.

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

A jury trial commenced in this matter on September 17, 2024. On September 27, 2024, the jury rendered a verdict against our subsidiary for $190.0 million, consisting of both compensatory and punitive damages. We filed an objection to the former supplier’s proposed form of judgment seeking a reduction or elimination of certain damages included in the jury’s verdict. On January 28, 2025, the District Court reduced the compensatory and punitive damages award by $79.2 million. On February 28, 2025, the District Court entered judgment in the amount of $110.8 million, consisting of both compensatory and punitive damages, plus prejudgment interest applicable to the compensatory damages in the amount of 9.0% per annum beginning on August 1, 2018. Further, on July 15, 2025, the District Court awarded the former supplier approximately $2.3 million in attorneys’ fees and expenses. We believe that the jury verdict, as well as the District Court's judgment and award are not supported by the facts of the case or applicable law, are the result of significant trial error, and there are strong grounds for appeal. We have vigorously challenged the verdict and judgment through appropriate post-trial motions and will continue to challenge them and the award through the appellate process to the extent necessary.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $152.3 million, which is inclusive of the prejudgment interest awarded (but exclusive of any accruing postjudgment interest), and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses, and SG&A expenses in our Consolidated Financial Statements as of and for the year ending May 31, 2025. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. The Consumer segment recovered $11.1 million and $20.0 million from insurance during the years ended May 31, 2024 and 2023, respectively. The insurance gain is recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows for the years ended May 31, 2024 and 2023. No such proceeds were received during fiscal 2025.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

Year Ended May 31,	2025	2024	$ Change	% Change
(In thousands, except percentages)
Trade accounts receivable, less allowances	$1,509,109	$1,419,445	$89,664	6.3%

Contract assets	$72,949	$57,833	$15,116	26.1%
Contract liabilities - short-term	(56,634)	(44,996)	(11,638)	25.9%
Net Contract Assets	$16,315	$12,837	$3,478

The $3.5 million increase in our net contract assets from May 31, 2024 to May 31, 2025, resulted primarily due to the timing and volume of construction jobs in progress at May 31, 2025 versus May 31, 2024. During the years ended May 31, 2025 and May 31, 2024 we recognized $42.2 million and $38.8 million of revenue, which was included in contract liabilities as of May 31, 2024 and 2023, respectively.

We also record long-term deferred revenue, which amounted to $85.6 million and $81.7 million as of May 31, 2025 and 2024, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses:

Year Ended May 31,	2025	2024	2023
(In thousands)
Beginning Balance	$48,763	$49,482	$46,669
Bad debt provision	16,411	18,375	13,557
Uncollectible accounts written off, net of recoveries	(22,560)	(19,160)	(9,780)
Translation adjustments	230	66	(964)
Ending Balance	$42,844	$48,763	$49,482

NOTE R — SEGMENT INFORMATION

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives. We manage our portfolio by organizing our businesses and product lines into four reportable segments as outlined below, which also represent our operating segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. These four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our Chief Operating Decision Maker ("CODM"), who is our Chairman, President and Chief Executive Officer. Our CODM evaluates the profit performance of our segments and allocates resources primarily based on income before income taxes, but also looks to EBIT, or adjusted EBIT, because interest (income) expense, net is essentially related to corporate functions, as opposed to segment operations. Our CODM utilizes these performance metrics in determining how to allocate the assets of the company, evaluate performance in periodic reviews, and during the annual budget and forecasting process.

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

Our Consumer reportable segment manufactures and markets professional use and DIY products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and Latin America. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants and wood stains. Sales to The Home Depot, Inc. represented less than 10% of our consolidated net sales for fiscal 2025, 2024 and 2023, respectively. Furthermore, sales to The Home Depot, Inc. represented 24%, 23% and 23% of our Consumer segment net sales for each of the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

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

In addition to our four reportable segments, there is a category of certain business activities and expenses, referred to as corporate/other, that does not constitute an operating segment. This category includes our corporate headquarters and related administrative expenses, results of our captive insurance companies, gains or losses on the sales of investments and other expenses not directly associated with any reportable segment. These corporate and other expenses reconcile reportable segment data to total consolidated income before income taxes.

We reflect income from our joint ventures on the equity method and receive royalties from our licensees.

Effective June 1, 2023, certain Asia Pacific businesses and management structure, formerly of our CPG segment, were transferred to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Asia Pacific. Fiscal year 2023 historical segment results have been recast to reflect the impact of this change.

The following tables present the results of our reportable segments consistent with our management philosophy, by representing the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses, and a disaggregation of revenues by geography. We do not report identifiable assets by segment as this is not a metric used by our CODM to allocate resources or evaluate segment performance.

Year Ended May 31, 2025	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Total
(In thousands)
Net Sales	$2,767,428	$1,491,695	$2,414,052	$699,469	$7,372,644
Less:
Cost of Sales	1,586,540	814,840	1,482,293	438,493
Selling, General and Administrative Expenses	747,131	452,346	561,772	217,616
Other Segment Items (1)	7,729	(1,085)	12,087	16,969
Income Before Income Taxes	$426,028	$225,594	$357,900	$26,391	$1,035,913
Less: Corporate/Other Expense					243,153
Consolidated Income Before Income Taxes					$792,760

Year Ended May 31, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Total
(In thousands)
Net Sales	$2,702,466	$1,462,460	$2,457,949	$712,402	$7,335,277
Less:
Cost of Sales	1,545,167	812,625	1,512,159	450,737
Selling, General and Administrative Expenses	757,087	448,421	529,966	214,671
Other Segment Items (1)	14,873	1,463	7,624	3,210
Income Before Income Taxes	$385,339	$199,951	$408,200	$43,784	$1,037,274
Less: Corporate/Other Expense					249,437
Consolidated Income Before Income Taxes					$787,837

Year Ended May 31, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Total
(In thousands)
Net Sales	$2,508,805	$1,433,634	$2,514,770	$799,205	$7,256,414
Less:
Cost of Sales	1,542,418	840,076	1,617,886	507,990
Selling, General and Administrative Expenses	648,946	413,407	512,658	213,062
Other Segment Items (1)	16,470	37,682	6,069	(25,126)
Income Before Income Taxes	$300,971	$142,469	$378,157	$103,279	$924,876
Less: Corporate/Other Expense					275,494
Consolidated Income Before Income Taxes					$649,382
(1)
Other Segment Items includes Restructuring Expense, Goodwill Impairment (recorded within our SPG segment in fiscal year 2025 and our PCG segment in fiscal year 2023), Interest Expense, Investment (Income), Net, (Gain) on Sales of Assets and Business, Net and Other (Income) Expense, Net.

Year Ended May 31, 2025	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,797,203	$890,945	$1,958,360	$595,554	$5,242,062
Foreign
Canada	264,727	86,792	163,783	3,864	519,166
Europe	479,521	253,450	246,451	73,312	1,052,734
Latin America	225,977	36,001	25,120	3,363	290,461
Asia Pacific	-	115,748	20,338	23,376	159,462
Other Foreign	-	108,759	-	-	108,759
Total Foreign	970,225	600,750	455,692	103,915	2,130,582
Total	$2,767,428	$1,491,695	$2,414,052	$699,469	$7,372,644

Year Ended May 31, 2024	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,695,403	$875,713	$2,014,689	$599,812	$5,185,617
Foreign
Canada	265,287	90,801	165,222	5,015	526,325
Europe	483,318	231,009	233,280	79,706	1,027,313
Latin America	258,458	36,675	25,072	2,576	322,781
Asia Pacific	-	124,627	19,686	25,293	169,606
Other Foreign	-	103,635	-	-	103,635
Total Foreign	1,007,063	586,747	443,260	112,590	2,149,660
Total	$2,702,466	$1,462,460	$2,457,949	$712,402	$7,335,277

Year Ended May 31, 2023	CPG Segment	PCG Segment	Consumer Segment	SPG Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,572,060	$861,190	$2,078,519	$680,159	$5,191,928
Foreign
Canada	243,608	85,812	178,678	4,084	512,182
Europe	469,064	233,872	212,558	81,260	996,754
Latin America	224,073	39,395	26,315	1,720	291,503
Asia Pacific	-	123,301	18,700	31,982	173,983
Other Foreign	-	90,064	-	-	90,064
Total Foreign	936,745	572,444	436,251	119,046	2,064,486
Total	$2,508,805	$1,433,634	$2,514,770	$799,205	$7,256,414
(2)
It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.

May 31,	2025	2024
(In thousands)
Long-Lived Assets (3)
United States	$1,475,984	$1,331,274
Foreign
Canada	115,161	113,846
Europe	223,921	180,785
United Kingdom	126,648	102,895
Other Foreign	118,049	106,990
Total Foreign	583,779	504,516
Total	$2,059,763	$1,835,790

(3)
Long-lived assets include all non-current assets, excluding non-current deferred income taxes, goodwill and intangible assets. Amounts from fiscal year 2024 were recast to exclude goodwill and intangible assets to conform with the current year presentation.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of RPM’s internal control over financial reporting as of May 31, 2025. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of May 31, 2025, RPM’s internal control over financial reporting is effective.

On April 30, 2025, we acquired 100% of the stock of Clean Topco Limited, including its wholly owned subsidiaries comprising the Star Brands Group. Management excluded the Star Brands Group from its assessment of the effectiveness of RPM’s internal control over financial reporting as of May 31, 2025. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition. The Star Brands Group represented approximately 8% of RPM’s total consolidated assets, inclusive of acquired goodwill and intangible assets, and less than 1% of total consolidated revenues, as of and for the fiscal year ended 2025. Refer to Note F, “Acquisitions and Divestitures,” to the Consolidated Financial Statements for more information.

The independent registered public accounting firm Deloitte & Touche LLP, has also audited the Company’s internal control over financial reporting as of May 31, 2025, and their report thereon is included below.

/s/ Frank C. Sullivan	/s/ Russell L. Gordon
Frank C. Sullivan	Russell L. Gordon
Chairman, President and Chief Executive Officer	Vice President and Chief Financial Officer

July 24, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of RPM International Inc. and subsidiaries (the “Company”) as of May 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2025, of the Company and our report dated July 24, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Star Brands Group, which was acquired on April 30, 2025, and whose financial statements constitute approximately 8% of total assets and less than 1% of revenues of the consolidated financial statements amounts as of and for the year ended May 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at the Star Brands Group.

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

July 24, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended May 31, 2025, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Specific Reporting Unit - Refer to Note C to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's goodwill is tested annually on March 1st, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying values. The Company determines the fair value of its reporting units using a combination of the income and the market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and EBITDA multiples. Changes in these assumptions could have significant impacts on either the fair value, the amount of any goodwill impairment charge, or both. When the carrying value of a reporting unit exceeds the fair value, an impairment is recognized.

We identified goodwill of a specific reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin, EBITDA and EBITDA multiples.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, operating margin, discount rate, EBITDA and the selection of EBITDA multiples for a specific reporting unit included the following, amongst others:

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
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methods and discount rate by (1) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation and (2) developing a range of independent estimates and comparing those to the discount rate selected by management.
•
With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the weighting management applied to each valuation method and the resulting fair value derived.
•
We evaluated the impact of changes in management’s forecasts from the March 1, 2025, annual measurement date to May 31, 2025, inclusive of macroeconomic factors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 24, 2025

We have served as the Company's auditor since 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth above.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Trading Arrangements.

During the year ended May 31, 2025, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 as to our Directors appears under the caption “Proposal One - Election of Directors” in our 2025 Proxy Statement, which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2025 Proxy Statement under the heading “Delinquent Section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2025 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference. Information required by Item 408(b) of Regulation S-K is set forth in the 2025 Proxy Statement under the heading "Executive Compensation - Insider Trading Policy," which information is incorporated herein by reference.

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

The name, age and positions of each of our Executive Officers as of July 24, 2025 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	64	Chairman, President and Chief Executive Officer
Russell L. Gordon	59	Vice President and Chief Financial Officer
Tracy D. Crandall	52	Vice President, General Counsel and Chief Compliance Officer
Janeen B. Kastner	58	Vice President - Corporate Benefits and Risk Management
Matthew T. Ratajczak	57	Vice President - Global Tax and Treasurer
Timothy R. Kinser	62	Vice President - Operations
Michael J. Laroche	42	Vice President, Controller and Chief Accounting Officer

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

Tracy D. Crandall was elected Vice President, General Counsel, Chief Compliance Officer & Secretary in 2024. Ms. Crandall was previously elected Vice President, Associate General Counsel and Assistant Secretary in 2015, adding the title of Compliance in 2021. Ms. Crandall joined the Company in 2010 as Associate General Counsel. Previously, she was a partner at Calfee, Halter & Griswold LLP and, before that, served as commercial counsel for G.E. Lighting.

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

Item 11. Executive Compensation.

The information required by this item is set forth in the 2025 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2025 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2025 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth in the 2025 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) The following documents are filed as part of this report:

1. Financial Statements. The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Balance Sheets —

May 31, 2025 and 2024

Consolidated Statements of Income —

fiscal years ended May 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended May 31, 2025

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits. The Exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

RPM INTERNATIONAL INC.

Exhibit Index

Exhibit		Incorporated by reference herein
Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company	Definitive Proxy Statement (File No. 001-14187)	August 22, 2024

3.2	Amended and Restated By-Laws of the Company	Current Report on Form 8-K (File No. 001-14187)	January 30, 2024

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Company	Registration Statement on Form S-8 (File No. 333-101501)	November 27, 2002

4.2	Indenture, dated as of April 8, 2014, between the Company and Wells Fargo Bank, National Association	Registration Statement on Form S-3 (File No. 333-195132)	April 8, 2014

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

		Current Report on Form 8-K (File No. 001-14187)	January 27, 2022

4.9	Description of Securities	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2019

10.1	Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC	Current Report on Form 8-K (File No. 001-14187)	November 6, 2018

Bank, National Association, as Administrative Agent, dated October 31, 2018

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

		Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

10.2	Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020	Current Report on Form 8-K (File No. 001-14187)	February 27, 2020

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

		Quarterly Report on Form 10-Q (File No. 001-14187)	October 5, 2022

10.3	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3.4	Amendment No. 4 to Second Amended and Restated Receivables Sale Agreement, dated as of March 31, 2017	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.5	Amendment No. 5 to Second Amended and Restated Receivables Sale Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.6	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2020

10.3.7	Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.38	Amendment No. 8 to Second Amended and Restated Receivables Sale Agreement, dated as of September 14, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.39	Amendment No. 9 to Second Amended and Restated Receivables Sale Agreement, dated as of September 30, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.310	Amendment No. 10 to Second Amended and Restated Receivables Sale Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.311	Amendment No. 11 to Second Amended and Restated Receivables Sale Agreement, dated as of May 20, 2024	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

10.312	Amendment No. 12 to Second Amended and Restated Receivables Sale Agreement, dated as of April 30, 2025 (x)

10.4	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.4.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4.3	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.4	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of May 8, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.5	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of May 22, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.6	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of March 18, 2021	Current Report on Form 8-K (File No. 001-14187)	March 24, 2021

10.47	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.48	Amendment No. 8 to Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2023	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2023

10.49	Amendment No. 9 to Amended and Restated Receivables Purchase Agreement, dated as of May 20, 2024	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

10.410	Amendment No. 9 to Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2025 (x)

10.5	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.6	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Amended and Restated Employment Agreement, by and between the Company and Edward W. Moore, Vice President, General Counsel and Chief Compliance Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2011

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective February 1, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2021

*10.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.10	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.11	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

*10.11.1	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 4, 2018	Definitive Proxy Statement (File No. 001-14187)	August 30, 2018

*10.11.2	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 3, 2019	Definitive Proxy Statement (File No. 001-14187)	August 27, 2019

*10.113	Form of Performance Stock Unit (PSU) and Escrow Agreement (for awards since 2014)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.114	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for awards since 2014)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.115	Form of Stock Appreciation Rights Agreement (for awards since 2014)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.116	Form of Supplemental Executive Retirement Plan Restricted Stock Agreement (for awards since 2019)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.12	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.13	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.14

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

10.15	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.16	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2015

10.17	Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc.	Current Report on Form 8-K (File No. 001-14187)	June 28, 2018

*10.18	Employment Agreement by and between the Company and Timothy R. Kinser, Vice President – Operations	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2023

*10.19	RPM International Inc. 2024 Omnibus Equity and Incentive Plan, effective October 3, 2024	Definitive Proxy Statement (File No. 001-14187)	August 22, 2024

19.1	RPM International Inc. Insider Trading Policy (x)

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

97.1	RPM International Inc. Incentive-Based Compensation Clawback Policy (x)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover page Interactive Data File

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
Frank C. Sullivan
Chairman, President and Chief Executive Officer

Date: July 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 24th day of July, 2025.

Signature	Title
/s/ Frank C. Sullivan	Chairman, President, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Michael J. Laroche	Vice President, Controller and Chief Accounting Officer
Michael J. Laroche	(Principal Accounting Officer)

/s/ Julie A. Beck	Director
Julie A. Beck

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Robert A. Livingston	Director
Robert A. Livingston

/s/ Christopher L. Mapes	Director
Christopher L. Mapes

/s/ Craig S. Morford	Director
Craig S. Morford

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ Ellen M. Pawlikowski	Director
Ellen M. Pawlikowski

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

/s/ Elizabeth F. Whited	Director
Elizabeth F. Whited

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

			Acquisitions
			(Disposals)
	Balance at	Additions	of Businesses			Balance at
	Beginning	Charged to	and	(Deductions)		End
(In thousands)	of Period	Expense	Reclassifications	Additions		of Period
Year Ended May 31, 2025
Current:
Accrued product liability and other loss reserves	$23,353	$10,411	$338	$(9,321)	(1)	$24,781
Accrued environmental reserves	$1,148	$675	$—	$(397)		$1,426
Noncurrent:
Accrued product liability and other loss reserves	$25,289	$5,843	$—	$(5,926)	(1)	$25,206
Accrued environmental reserves	$2,574	$499	$—	$(354)		$2,719
Year Ended May 31, 2024
Current:
Accrued product liability and other loss reserves	$16,995	$19,991	$—	$(13,633)	(1)	$23,353
Accrued environmental reserves	$1,027	$380	$325	$(584)		$1,148
Noncurrent:
Accrued product liability and other loss reserves	$22,849	$8,803	$—	$(6,363)	(1)	$25,289
Accrued environmental reserves	$6,173	$582	$(325)	$(3,856)		$2,574
Year Ended May 31, 2023
Current:
Accrued product liability and other loss reserves	$16,003	$10,056	$76	$(9,140)	(1)	$16,995
Accrued environmental reserves	$1,055	$932	$—	$(960)		$1,027
Noncurrent:
Accrued product liability and other loss reserves	$26,226	$3,055	$—	$(6,432)	(1)	$22,849
Accrued environmental reserves	$6,254	$271	$—	$(352)		$6,173
(1)
Primarily claims paid during the year, net of insurance contributions.