Form 10-Q
period 2025-08-31
RPM INTERNATIONAL INC/DE/
filed 2025-10-01
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025,

or

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

As of September 24, 2025, the registrant had 128,218,717 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2025	May 31, 2025
Assets
Current Assets
Cash and cash equivalents	$297,075	$302,137
Trade accounts receivable (less allowances of $42,506 and $42,844, respectively)	1,472,993	1,509,109
Inventories	1,068,183	1,036,475
Prepaid expenses and other current assets	365,271	322,577
Total current assets	3,203,522	3,170,298
Property, Plant and Equipment, at Cost	2,805,421	2,738,373
Allowance for depreciation	(1,306,637)	(1,264,974)
Property, plant and equipment, net	1,498,784	1,473,399
Other Assets
Goodwill	1,657,612	1,617,626
Other intangible assets, net of amortization	832,195	780,826
Operating lease right-of-use assets	394,831	370,399
Deferred income taxes	147,436	147,436
Other	210,165	215,965
Total other assets	3,242,239	3,132,252
Total Assets	$7,944,545	$7,775,949
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$762,013	$755,889
Current portion of long-term debt	7,434	7,691
Accrued compensation and benefits	189,846	287,398
Accrued losses	30,749	36,701
Other accrued liabilities	424,834	379,768
Total current liabilities	1,414,876	1,467,447
Long-Term Liabilities
Long-term debt, less current maturities	2,661,990	2,638,922
Operating lease liabilities	340,420	317,334
Other long-term liabilities	243,524	241,117
Deferred income taxes	227,141	224,347
Total long-term liabilities	3,473,075	3,421,720
Contingencies and Accrued Losses (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 146,528 and outstanding 128,219 as of August 31, 2025; issued 146,246 and outstanding 128,269 as of May 31, 2025	1,282	1,283
Paid-in capital	1,183,272	1,177,796
Treasury stock, at cost	(973,372)	(953,856)
Accumulated other comprehensive (loss)	(512,832)	(533,631)
Retained earnings	3,356,848	3,193,764
Total RPM International Inc. stockholders' equity	3,055,198	2,885,356
Noncontrolling Interest	1,396	1,426
Total equity	3,056,594	2,886,782
Total Liabilities and Stockholders' Equity	$7,944,545	$7,775,949

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2025	2024
Net Sales	$2,113,743	$1,968,789
Cost of Sales	1,220,527	1,132,116
Gross Profit	893,216	836,673
Selling, General and Administrative Expenses	573,534	526,146
Restructuring Expense	8,814	7,202
Interest Expense	29,326	24,434
Investment (Income), Net	(13,404)	(11,026)
Other (Income), Net	(3,101)	(534)
Income Before Income Taxes	298,047	290,451
Provision for Income Taxes	70,207	61,897
Net Income	227,840	228,554
Less: Net Income Attributable to Noncontrolling Interests	235	862
Net Income Attributable to RPM International Inc. Stockholders	$227,605	$227,692
Average Number of Shares of Common Stock Outstanding:
Basic	127,283	127,691
Diluted	127,950	128,420
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.78	$1.78
Diluted	$1.77	$1.77

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2025	2024
Net Income	$227,840	$228,554
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	19,483	(3,772)
Pension and other postretirement benefit liability adjustments, net of tax	1,093	(142)
Unrealized gain on securities, net of tax	224	633
Total other comprehensive income (loss)	20,800	(3,281)
Total Comprehensive Income	248,640	225,273
Less: Comprehensive Income Attributable to Noncontrolling Interests	236	881
Comprehensive Income Attributable to RPM International Inc. Stockholders	$248,404	$224,392

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$227,840	$228,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,464	46,185
Deferred income taxes	1,304	(4,646)
Stock-based compensation expense	5,475	6,226
Net (gain) on marketable securities	(8,673)	(5,971)
Other	(324)	(70)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	49,331	78,011
(Increase) in inventory	(16,005)	(43,991)
(Increase) in prepaid expenses and other current and long-term assets	(18,051)	(37,620)
Increase in accounts payable	7,810	52,152
(Decrease) in accrued compensation and benefits	(99,296)	(116,792)
(Decrease) in accrued losses	(6,098)	(123)
Increase in other accrued liabilities	42,733	46,144
Cash Provided by Operating Activities	237,510	248,059
Cash Flows from Investing Activities:
Capital expenditures	(62,461)	(50,742)
Acquisition of businesses, net of cash acquired	(115,695)	(6,223)
Purchase of marketable securities	(6,283)	(11,394)
Proceeds from sales of marketable securities	1,525	4,188
Other	523	90
Cash (Used for) Investing Activities	(182,391)	(64,081)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	35,000	37,807
Reductions of long-term and short-term debt	(14,972)	(131,809)
Cash dividends	(64,521)	(58,892)
Repurchases of common stock	(17,500)	(17,500)
Shares of common stock returned for taxes	(1,921)	(15,396)
Other	(221)	(162)
Cash (Used for) Financing Activities	(64,135)	(185,952)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,954	(3,850)
Net Change in Cash and Cash Equivalents	(5,062)	(5,824)
Cash and Cash Equivalents at Beginning of Period	302,137	237,379
Cash and Cash Equivalents at End of Period	$297,075	$231,555
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$28,640	$26,438
Income Taxes, net of refunds	$38,080	$43,728
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$17,265	$15,180

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2025	128,269	$1,283	$1,177,796	$(953,856)	$(533,631)	$3,193,764	$2,885,356	$1,426	$2,886,782
Net income	-	-	-	-	-	227,605	227,605	235	227,840
Other comprehensive income	-	-	-	-	20,799	-	20,799	1	20,800
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(64,521)	(64,521)	-	(64,521)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(266)	(266)
Share repurchases under repurchase program	(146)	(2)	2	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	96	1	5,474	(2,016)	-	-	3,459	-	3,459
Balance at August 31, 2025	128,219	$1,282	$1,183,272	$(973,372)	$(512,832)	$3,356,848	$3,055,198	$1,396	$3,056,594

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2024	128,629	$1,286	$1,150,751	$(864,502)	$(537,290)	$2,760,639	$2,510,884	$1,341	$2,512,225
Net income	-	-	-	-	-	227,692	227,692	862	228,554
Other comprehensive (loss) income	-	-	-	-	(3,300)	-	(3,300)	19	(3,281)
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(58,892)	(58,892)	-	(58,892)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(122)	(122)
Share repurchases under repurchase program	(152)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	225	2	6,225	(15,684)	-	-	(9,457)	-	(9,457)
Balance at August 31, 2024	128,702	$1,287	$1,156,977	$(897,686)	$(540,590)	$2,929,439	$2,649,427	$2,100	$2,651,527

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2025 and 2024. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2025.

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we will begin reporting under three reportable segments instead of our four previous reportable segments. Our three reportable segments will now be: CPG, PCG and Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results disclosed in Note 3, "Restructuring," Note 4, “Goodwill”, and Note 17, "Segment Information" have been recast to reflect the impact of this change. These prior period reclassifications have no impact on previously reported financial position, net income or cash flows. See Note 17, “Segment Information,” to the Consolidated Financial Statements for further detail.

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

Our business is dependent on external weather factors. Historically, we have experienced strong sales and net income in our first, second and fourth fiscal quarters comprising the three-month periods ending August 31, November 30, and May 31, respectively, with seasonally lower performance in our third fiscal quarter (December through February).

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We adopted the new standard effective May 31, 2025. Adoption of this ASU resulted in additional disclosure, but did not impact our consolidated balance sheet, results of operations or cash flows. Refer to Note 17, “Segment Information,” to the Consolidated Financial Statements.

New Pronouncements Issued

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. We are currently evaluating the impact of this ASU to determine the impact on the consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. We are currently evaluating the impact of this ASU and believe that the adoption will not have a material impact on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose annually their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The guidance makes several other changes to annual income tax disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2024, and, when issued, was allowed to be applied on a retrospective or prospective basis, and early adoption was permitted. We will first apply this guidance, on an annual basis, for our current fiscal year. This guidance will expand our annual income tax disclosures, but will not affect our consolidated balance sheet, results of operations or cash flows.

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

In August 2022, we approved and announced our Margin Achievement Plan 2025 (“MAP 2025”), which was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026.

The current total expected costs associated with this plan are outlined below and increased approximately $2.6 million compared to our prior quarter estimate, attributable to increases in expected severance and benefit costs of $3.2 million and decreases in expected facility closure and other related costs of $0.6 million. The total expected costs are subject to change as we complete these projects.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
(In thousands)	August 31, 2025	August 31, 2024	to Date	Costs
Construction Products Group ("CPG") Segment:
Severance and benefit costs	$1,941	$890	$21,659	$26,757
Facility closure and other related costs	655	376	3,033	7,791
Total Charges	$2,596	$1,266	$24,692	$34,548

Performance Coatings Group ("PCG") Segment:
Severance and benefit costs	$3,307	$482	$13,645	$13,837
Facility closure and other related costs	636	341	3,628	4,602
Other restructuring costs	-	-	7,092	7,092
Total Charges	$3,943	$823	$24,365	$25,531

Consumer Segment:
Severance and benefit costs	$1,828	$5,087	$21,999	$23,124
Facility closure and other related costs	447	26	3,923	5,632
Other restructuring costs	-	-	532	532
Total Charges	$2,275	$5,113	$26,454	$29,288

Corporate/Other:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$7,076	$6,459	$57,253	$63,668
Facility closure and other related costs	1,738	743	10,584	18,025
Other restructuring costs	-	-	7,624	7,624
Total Charges	$8,814	$7,202	$75,461	$89,317

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2025	$13,055	$432	$13,487
Additions charged to expense	7,076	1,738	8,814
Cash payments charged against reserve	(5,286)	(1,653)	(6,939)
Non-cash charges and other adjustments	188	(83)	105
Balance at August 31, 2025	$15,033	$434	$15,467

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2024	$17,351	$18	$17,369
Additions charged to expense	6,459	743	7,202
Cash payments charged against reserve	(7,443)	(736)	(8,179)
Non-cash charges and other adjustments	244	-	244
Balance at August 31, 2024	$16,611	$25	$16,636

NOTE 4 — GOODWILL

Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired in a business combination, including the amount assigned to identifiable intangible assets. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach.

We test our goodwill balances at least annually, or more frequently as impairment indicators arise, at the reporting unit level. Our annual impairment assessment date has been designated as the first day of our fourth fiscal quarter. One of our reporting units has been identified at the operating segment level. The remainder of our reporting units have been identified at the component level, which is one level below our operating segments.

We follow the FASB guidance found in Accounting Standards Codification 350 that simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform a quantitative goodwill impairment test.

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

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments, as further discussed in Note 17, "Segment Information." As such, we will begin reporting under three reportable segments instead of our four previous reportable segments. Our three reportable segments will now be: CPG, PCG and Consumer. In connection with this realignment, we transferred our Legend Brands reporting unit from our Specialty Products Group ("SPG") to CPG, our Industrial Coatings Group and Food Group reporting units from SPG to PCG, and our Color Group reporting unit from SPG to Consumer.

This realignment did not result in any changes to our designated reporting units. As a result, no goodwill impairment assessment was considered necessary as no indications of impairment were identified during the first quarter of fiscal 2026.

The changes in the carrying amount of goodwill, by reportable segment, for the three months ended August 31, 2025, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2025	$484,955	$223,673	$768,079	$140,919	$1,617,626
Transfers	33,669	107,250	-	(140,919)	-
Acquisitions and purchase price allocation adjustments	-	333	30,329	-	30,662
Translation adjustments	4,902	2,652	1,770	-	9,324
Balance as of August 31, 2025	$523,526	$333,908	$800,178	$-	$1,657,612

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,597	$-	$24,597
Corporate bonds	-	125	-	125
Total available-for-sale debt securities	-	24,722	-	24,722
Marketable equity securities:
Stocks – foreign	1,208	-	-	1,208
Stocks – domestic	9,482	-	-	9,482
Mutual funds – foreign	-	41,628	-	41,628
Mutual funds – domestic	-	96,380	-	96,380
Total marketable equity securities	10,690	138,008	-	148,698
Contingent consideration	-	-	(17,506)	(17,506)
Total	$10,690	$162,730	$(17,506)	$155,914

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,200	$-	$24,200
Corporate bonds	-	123	-	123
Total available-for-sale debt securities	-	24,323	-	24,323
Marketable equity securities:
Stocks – foreign	1,265	-	-	1,265
Stocks – domestic	8,642	-	-	8,642
Mutual funds – foreign	-	38,943	-	38,943
Mutual funds – domestic	-	86,569	-	86,569
Total marketable equity securities	9,907	125,512	-	135,419
Contingent consideration	-	-	(17,252)	(17,252)
Total	$9,907	$149,835	$(17,252)	$142,490

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

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2025 and May 31, 2025, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our long-term debt as of August 31, 2025 and May 31, 2025, is as follows:

	At August 31, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,669,424	$2,571,528

	At May 31, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,646,613	$2,523,202

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2025	2024
Interest (income)	$(3,760)	$(3,983)
Net (gain) on marketable securities	(8,673)	(5,971)
Dividend (income)	(971)	(1,072)
Investment (income), net	$(13,404)	$(11,026)

Net (Gain) on Marketable Securities

	Three Months Ended
	August 31,	August 31,
(In thousands)	2025	2024
Unrealized (gains) on marketable equity securities	$(8,586)	$(5,778)
Realized (gains) on marketable equity securities	(97)	(195)
Realized losses on available-for-sale debt securities	10	2
Net (gain) on marketable securities	$(8,673)	$(5,971)

NOTE 7 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2025	2024
Pension non-service (credits)	$(2,539)	$(27)
Other	(562)	(507)
Other (income), net	$(3,101)	$(534)

NOTE 8 — INCOME TAXES

The effective income tax rate of 23.6% for the three months ended August 31, 2025, compares to the effective income tax rate of 21.3% for the three months ended August 31, 2024.

The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective tax rate for the three-month period ended August 31, 2024, also reflects a favorable adjustment for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

As of May 31, 2025, we had approximately $164.7 million of unremitted foreign earnings not considered permanently reinvested. As of August 31, 2025, the amount of these earnings has changed to $169.6 million. There is no deferred tax liability associated with these earnings. We have not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of August 31, 2025. Accordingly, no provision was made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were remitted to us as dividends.

The Organization for Economic Co-operation and Development (“OECD”) proposed a framework comprised of rules and models, collectively referred to as Pillar Two (“P2”), that are designed to ensure that certain multi-national enterprises pay a minimum tax rate of 15% on reported profits arising in each jurisdiction where they operate. Although the OECD provided a framework for applying the minimum tax, individual countries have and may continue to enact P2 rules that are different than the OECD framework. While we continue to monitor P2 developments in individual countries, there have been no current year enactments to date that we anticipate will have a material impact on our Consolidated Financial Statements.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to corporate income tax provisions. Certain changes include immediate expensing for most business assets acquired, including nonresidential U.S. real property, and a temporary suspension of the requirement to capitalize and amortize R&D expenditures. The Act also includes certain changes to international tax provisions. We continue to evaluate the impacts of the Act and its impact on our Consolidated Financial Statements.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2025	May 31, 2025
Raw material and supplies	$405,202	$387,785
Finished goods	662,981	648,690
Total Inventory, Net of Reserves	$1,068,183	$1,036,475

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

In January 2021, when our Board of Directors authorized the resumption of stock repurchases under the program after briefly suspending them at the beginning of the Covid pandemic, $469.7 million of shares of common stock remained available for repurchase. At that time, the Board of Directors also extended the stock repurchase program beyond its original May 31, 2021, expiration date until such time that the remaining $469.7 million of capital has been returned to our stockholders.

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

During the three months ended August 31, 2025, we repurchased 146,191 shares of our common stock at a cost of approximately $17.5 million, or an average of $119.70 per share, under this program. During the three months ended August 31, 2024, we repurchased 152,146 shares of our common stock at a cost of approximately $17.5 million, or an average of $115.02 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $174.8 million at August 31, 2025.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended August 31, 2025	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2025	$(470,851)	$(72,661)	$11,405	$(1,524)	$(533,631)
Current period comprehensive income	19,615	-	-	254	19,869
Income taxes associated with the current period	(133)	-	-	(18)	(151)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,409	-	(14)	1,395
Income taxes reclassified into earnings	-	(316)	-	2	(314)
Balance at August 31, 2025	$(451,369)	$(71,568)	$11,405	$(1,300)	$(512,832)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended August 31, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2024	$(461,847)	$(84,647)	$11,405	$(2,201)	$(537,290)
Current period comprehensive (loss) income	(1,279)	(1,521)	-	684	(2,116)
Income taxes associated with the current period	(422)	-	-	(43)	(465)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,766	-	(9)	1,757
Income taxes reclassified into earnings	(2,090)	(387)	-	1	(2,476)
Balance at August 31, 2024	$(465,638)	$(84,789)	$11,405	$(1,568)	$(540,590)

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three-month periods ended August 31, 2025 and 2024.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2025	2024
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$227,605	$227,692
Less: Allocation of earnings and dividends to participating securities	(885)	(893)
Net income available to common shareholders - basic	226,720	226,799
Add: Undistributed earnings reallocated to unvested shareholders	3	4
Net income available to common shareholders - diluted	$226,723	$226,803
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,283	127,691
Average diluted options and awards	667	729
Total shares for diluted earnings per share (1)	127,950	128,420
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.78	$1.78
Method used to calculate basic earnings per share	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.77	$1.77
Method used to calculate diluted earnings per share	Two-class	Two-class

(1) The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the three months ended August 31, 2025 and 2024, approximately 400,000 and 180,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three-month periods ended August 31, 2025 and 2024:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2025	2024	2025	2024
Service cost	$10,863	$10,804	$1,467	$1,120
Interest cost	9,484	9,795	2,028	1,963
Expected return on plan assets	(13,326)	(12,017)	(2,506)	(2,376)
Amortization of:
Prior service cost (credit)	1	1	(25)	(32)
Net actuarial losses recognized	1,448	2,153	323	294
Net Periodic Benefit Cost	$8,470	$10,736	$1,287	$969

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2025	2024	2025	2024
Service cost	$-	$-	$234	$425
Interest cost	12	21	272	318
Amortization of:
Net actuarial losses (gains) recognized	9	(6)	(256)	(140)
Net Periodic Benefit Cost	$21	$15	$250	$603

Net periodic pension cost for fiscal 2026 is less than our fiscal 2025 cost due to an increase in discount rates, an increase in the market value of assets, an increase in expected return on plan assets and a reduction in the amortization of the net actuarial loss to be recognized. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2025, that we are required and expect to contribute approximately $6.1 million to plans outside the U.S. during the current fiscal year and we will evaluate whether to make additional contributions to plans in the U.S. and outside the U.S. throughout fiscal 2026.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2025, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2025	2024
Beginning Balance	$14,028	$11,621
Deductions (1)	(10,605)	(6,143)
Provision charged to expense	10,350	5,712
Ending Balance	$13,773	$11,190

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

On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the EPA of the EPA's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. The EPA provided an initial proposed penalty calculation on January 14, 2025, which totaled approximately $6.2 million. During the first quarter of fiscal 2026, the EPA provided a revised proposed penalty calculation, which totaled approximately $1.4 million. We are disputing this revised proposed penalty and believe that it is unwarranted under the circumstances. Based on information currently known, we are not able to estimate the outcome of this matter or a possible range of loss, if any.

Other Contingencies

One of our former subsidiaries has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor was also entitled to seek recovery of some portion of its attorneys’ fees and costs. On November 15, 2023, the U.S. District Court for the Eastern District of California issued an order awarding the distributor approximately $4.4 million in connection with attorney's fees and costs the distributor allegedly incurred throughout the duration of this legal action. On December 27, 2023, we paid the $6.0 million judgment. We appealed the District Court's order awarding attorneys’ fees and costs to the distributor to the Ninth Circuit Court of Appeals. On January 21, 2025, the Ninth Circuit reversed in part and affirmed in part the District Court’s order awarding attorneys’ fees and costs. As a result, we paid the distributor $4.6 million. On April 17, 2025, at a Court-ordered settlement conference, we agreed to pay the distributor $4.5 million to resolve all remaining claims, known or unknown, between the parties. As a result of this settlement, we increased our accrual to $4.5 million as of May 31, 2025. We paid the $4.5 million settlement during the first quarter of fiscal 2026.

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

A jury trial commenced in this matter on September 17, 2024. On September 27, 2024, the jury rendered a verdict against our subsidiary for $190.0 million, consisting of both compensatory and punitive damages. We filed an objection to the former supplier’s proposed form of judgment seeking a reduction or elimination of certain damages included in the jury’s verdict. On January 28, 2025, the District Court reduced the compensatory and punitive damages award by $79.2 million. On February 28, 2025, the District Court entered judgment in the amount of $110.8 million, consisting of both compensatory and punitive damages, plus prejudgment interest applicable to the compensatory damages in the amount of 9.0% per annum beginning on August 1, 2018. Further, on July 15, 2025, the District Court awarded the former supplier approximately $2.3 million in attorneys’ fees and expenses. We believe that the jury verdict, as well as the District Court's judgment and award are not supported by the facts of the case or applicable law, are the result of significant trial error, and there are strong grounds for appeal. We vigorously challenged the verdict and judgment through appropriate post-trial motions and will continue to challenge them and the award through the appellate process.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $152.3 million, which is inclusive of the prejudgment interest awarded (but exclusive of any accruing postjudgment interest), and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses in our Consolidated Financial Statements as of and for the periods ending May 31, 2025 and August 31, 2025. We incurred SG&A expense related to this matter of $0.5 million during the first quarter of fiscal 2025. We did not incur any SG&A expense related to this matter during the first quarter of fiscal 2026. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

NOTE 15 — SUPPLY CHAIN FINANCING

We offer a supplier finance program with a financial institution, in which suppliers may elect to receive early payment from the financial institution on invoices issued to RPM. The financial institution enters into separate arrangements with suppliers directly to participate in the program. We do not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institution. There are no assets pledged by RPM under the supplier finance program. Our responsibility is limited to making payments to the financial institution based on payment terms originally negotiated with the suppliers, regardless of whether the financial institution pays the supplier in advance of the original due date. The range of payment terms RPM negotiates with suppliers are consistent, regardless of whether a supplier participates in the supply chain finance program. RPM or the financial institution may terminate participation in the program upon at least 30 days’ notice.

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $47.6 million and $39.0 million as of August 31, 2025 and May 31, 2025, respectively. These amounts are included within accounts payable on the Consolidated Balance Sheets.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	August 31, 2025	May 31, 2025	$ Change	% Change
Trade accounts receivable, less allowances	$1,472,993	$1,509,109	$(36,116)	(2.4%)

Contract assets	$99,825	$72,949	$26,876	36.8%
Contract liabilities - short-term	(61,354)	(56,634)	(4,720)	8.3%
Net Contract Assets	$38,471	$16,315	$22,156

The $22.2 million increase in our net contract assets from May 31, 2025 to August 31, 2025, resulted primarily due to the timing of construction jobs in progress at August 31, 2025, versus May 31, 2025. During the three-month periods ending August 31, 2025 and 2024, we recognized $26.2 million and $22.6 million of revenue, which was included in contract liabilities as of May 31, 2025 and 2024, respectively.

We also record long-term deferred revenue, which amounted to $85.9 million and $85.6 million as of August 31, 2025 and May 31, 2025, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2025	2024
Beginning Balance	$42,844	$48,763
Bad debt provision	1,394	947
Uncollectible accounts written off, net of recoveries	(2,048)	(786)
Translation adjustments	316	182
Ending Balance	$42,506	$49,106

NOTE 17 — SEGMENT INFORMATION

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we will begin reporting under three reportable segments instead of our four previous reportable segments. Our three reportable segments will now be: CPG, PCG and Consumer. In connection with this realignment, we transferred our Legend Brands reporting unit from SPG to CPG, our Industrial Coatings Group and Food Group reporting units from SPG to PCG, and our Color Group reporting unit from SPG to Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results have been recast to reflect the impact of this change.

We operate a portfolio of businesses and product lines that manufacture and sell a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives, among other things. We manage our portfolio by organizing our businesses and product lines into three reportable segments as outlined below, which are comprised from our four operating segments. We have aggregated our Legend Brands and CPG operating segments into our CPG reportable segment, because they are economically similar and meet the other aggregation criteria for determining reportable segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. These four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our Chief Operating Decision Maker ("CODM"), who is our Chairman, President and Chief Executive Officer. Our CODM evaluates the profit performance of our segments and allocates resources primarily based on income before income taxes, but also looks to EBIT, or adjusted EBIT, because interest (income) expense, net is essentially related to corporate functions, as opposed to segment operations. Our CODM utilizes these performance metrics in determining how to allocate the assets of the company, evaluate performance in periodic reviews, and during the annual budget and forecasting process.

Our CPG reportable segment products and services are sold throughout North America and also account for a significant portion of our international sales. Our construction product lines are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Products and services within this reportable segment include construction sealants and adhesives, coatings and chemicals, roofing systems, roofing installation, HVAC and roofing restoration, concrete admixture and repair products, building envelope solutions, parking decks, insulated cladding, firestopping, flooring systems, weatherproofing solutions and restoration services equipment.

Our PCG reportable segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems and fiberglass reinforced plastic structures, factory applied industrial coatings, preservation products, edible coatings and specialty glazes for pharmaceutical and food industries.

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and Latin America. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants; wood stains and colorants.

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

Three Months Ended August 31, 2025	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$881,446	$538,478	$693,819	$2,113,743
Less:
Cost of Sales	499,910	299,577	421,081
Selling, General and Administrative Expenses	215,400	153,428	161,406
Other Segment Items (1)	2,760	2,794	2,571
Income Before Income Taxes	$163,376	$82,679	$108,761	$354,816
Less: Corporate/Other Expense				56,769
Consolidated Income Before Income Taxes				$298,047

Three Months Ended August 31, 2024	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$828,006	$489,960	$650,823	$1,968,789
Less:
Cost of Sales	472,263	267,847	392,006
Selling, General and Administrative Expenses	193,157	145,304	146,618
Other Segment Items (1)	1,491	(310)	5,770
Income Before Income Taxes	$161,095	$77,119	$106,429	$344,643
Less: Corporate/Other Expense				54,192
Consolidated Income Before Income Taxes				$290,451

(1)
Other Segment Items includes Restructuring Expense, Interest Expense, Investment (Income), Net and Other (Income), Net.

Three Months Ended August 31, 2025	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$620,258	$353,945	$538,012	$1,512,215
Foreign
Canada	82,470	23,502	42,844	148,816
Europe	122,631	87,830	101,901	312,362
Latin America	56,087	8,970	5,859	70,916
Asia Pacific	-	34,224	5,203	39,427
Other Foreign	-	30,007	-	30,007
Total Foreign	261,188	184,533	155,807	601,528
Total	$881,446	$538,478	$693,819	$2,113,743

Three Months Ended August 31, 2024	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$572,160	$324,076	$525,251	$1,421,487
Foreign
Canada	75,330	25,720	46,144	147,194
Europe	121,938	68,198	68,636	258,772
Latin America	58,578	9,931	5,949	74,458
Asia Pacific	-	34,546	4,843	39,389
Other Foreign	-	27,489	-	27,489
Total Foreign	255,846	165,884	125,572	547,302
Total	$828,006	$489,960	$650,823	$1,968,789

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

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2025.

BUSINESS SEGMENT INFORMATION

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we will begin reporting under three reportable segments instead of our four previous reportable segments. Our three reportable segments will now be: CPG, PCG and Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results have been recast to reflect the impact of this change. See Note 17, "Segment Information," to the Consolidated Financial Statements for further detail.

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31,	August 31,
(In thousands)	2025	2024
Net Sales
CPG Segment	$881,446	$828,006
PCG Segment	538,478	489,960
Consumer Segment	693,819	650,823
Consolidated	$2,113,743	$1,968,789
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$163,376	$161,095
Interest (Expense), Net (b)	(565)	(468)
EBIT (c)	$163,941	$161,563
PCG Segment
Income Before Income Taxes (a)	$82,679	$77,119
Interest Income, Net (b)	615	608
EBIT (c)	$82,064	$76,511
Consumer Segment
Income Before Income Taxes (a)	$108,761	$106,429
Interest (Expense), Net (b)	(215)	(477)
EBIT (c)	$108,976	$106,906
Corporate/Other
(Loss) Before Income Taxes (a)	$(56,769)	$(54,192)
Interest (Expense), Net (b)	(15,757)	(13,071)
EBIT (c)	$(41,012)	$(41,121)
Consolidated
Net Income	$227,840	$228,554
Add: Provision for Income Taxes	70,207	61,897
Income Before Income Taxes (a)	298,047	290,451
Interest (Expense)	(29,326)	(24,434)
Investment Income, Net	13,404	11,026
EBIT (c)	$313,969	$303,859

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2025

Net Sales

	Three months ended
(in millions, except percentages)	August 31, 2025	August 31, 2024	Total Growth	Organic Growth (Decline)(1)	Acquisition Impact	Foreign Currency Exchange Impact
CPG Segment	$881.4	$828.0	6.5%	5.4%	0.5%	0.6%
PCG Segment	538.5	490.0	9.9%	6.7%	2.5%	0.7%
Consumer Segment	693.8	650.8	6.6%	(2.9%)	9.1%	0.4%
Consolidated	$2,113.7	$1,968.8	7.4%	3.0%	3.8%	0.6%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated strong organic sales growth during the first quarter of fiscal 2026. This growth was driven by systems and turnkey roofing solutions serving high-performance buildings and infrastructure projects, partially offset by soft market conditions in Europe and in the disaster restoration business due to reduced storm activity compared to the prior period.

Our PCG segment generated strong organic sales growth during the first quarter of fiscal 2026, driven by broad-based strength including turnkey flooring solutions serving high-performance buildings, protective coatings and specialty OEM coatings. Prior period acquisitions also contributed to the sales increase.

Our Consumer segment experienced organic sales declines in the first quarter of fiscal 2026 due to softness in DIY markets and product rationalization. These organic declines were more than offset by the successful integration of acquisitions.

Gross Profit Margin Our consolidated gross profit margin of 42.3% of net sales for the first quarter of fiscal 2026 compares to a consolidated gross profit margin of 42.5% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 0.2%, or 20 basis points, resulted primarily from material inflation, unfavorable sales mix and temporary inefficiencies due to MAP 2025 plant consolidations, which was partially offset by improved pricing and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect that the inflationary headwinds noted above, inclusive of tariff-related impacts, will be reflected in our results throughout fiscal 2026.

SG&A Our consolidated SG&A expense during the period was $47.4 million higher versus the same period last year and increased to 27.1% of net sales from 26.7% of net sales for the prior year quarter. These increases were primarily driven by $18.6 million of additional SG&A from acquisitions, investments in growth initiatives, merit increases, as well as increased healthcare costs, commission expenses, advertising costs and merger and acquisition ("M&A") expenses. This was partially offset by MAP 2025 benefits and decreased professional fees related to our MAP 2025 initiatives.

Our CPG segment SG&A increased approximately $22.3 million during the first quarter of fiscal 2026 versus the comparable prior year period and increased as a percentage of net sales. The increase was mainly due to merit increases, increased sales compensation for talent attraction and retention and increased warranty expense, partially offset by MAP 2025 savings.

Our PCG segment SG&A was approximately $8.1 million higher for the first quarter of fiscal 2026 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was driven by $3.4 million of additional SG&A related to an acquisition, merit increases and increased warranty expense, partially offset by MAP 2025 savings.

Our Consumer segment SG&A increased by approximately $14.8 million during the first quarter of fiscal 2026 versus the same period last year and increased as a percentage of net sales. The quarter-over-quarter increase in SG&A was primarily attributable to $13.9 million of additional SG&A related to acquisitions, along with increased distribution and advertising costs, partially offset by MAP 2025 savings.

SG&A expenses in our corporate/other category during the first quarter of fiscal 2026 increased approximately $2.2 million versus last year’s first quarter. This was mainly due to increased healthcare costs, compensation costs and M&A expenses, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2025 and 2024, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	August 31, 2025	August 31, 2024	Change
Service cost	$12.5	$12.3	$0.2
Interest cost	11.8	12.1	(0.3)
Expected return on plan assets	(15.8)	(14.4)	(1.4)
Amortization of:
Net actuarial losses recognized	1.5	2.3	(0.8)
Total Net Periodic Pension & Postretirement Benefit Costs	$10.0	$12.3	$(2.3)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the three months ended August 31, 2025 and 2024, related to our MAP 2025 initiative, which was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Three months ended
(in millions)	August 31, 2025	August 31, 2024
Severance and benefit costs	$7.1	$6.5
Facility closure and other related costs	1.7	0.7
Total Restructuring Costs	$8.8	$7.2

On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026. We currently expect to incur approximately $13.9 million of future additional charges as projects related to MAP 2025 are completed.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	August 31, 2025	August 31, 2024
Interest expense	$29.3	$24.4
Average interest rate (a)	4.28%	4.57%

(a) The interest rate decrease was a result of lower market rates on the variable rate borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$8.6
Non-acquisition-related average debt reduction	(1.7)
Change in average interest rate	(2.0)
Total Change in Interest Expense	$4.9

Investment (Income), Net

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income), Net

See Note 7, “Other (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	August 31, 2025	% of net sales	August 31, 2024	% of net sales
CPG Segment	$163.4	18.5%	$161.1	19.5%
PCG Segment	82.7	15.4%	77.1	15.7%
Consumer Segment	108.7	15.7%	106.5	16.4%
Corporate/Other	(56.8)	—	(54.2)	—
Consolidated	$298.0	14.1%	$290.5	14.8%

On a consolidated basis, our results reflect improved sales and volume growth, which leveraged MAP 2025 operational improvements, and the successful integration of acquired businesses, partially offset by raw material inflation, temporary inefficiencies due to MAP 2025 plant consolidations, increased interest expense and increased SG&A as a result of higher healthcare costs, M&A costs, and investments in growth initiatives. Our CPG segment results reflect increased sales and MAP 2025 benefits, partially offset by investments in growth initiatives and temporary inefficiencies due to MAP 2025 plant consolidations. Our PCG segment results reflect earnings contributed by higher sales volumes and MAP 2025 operational improvement initiatives. Our Consumer segment results reflect contributions from acquired businesses and MAP 2025 benefits, which were partially offset by cost inflation, reduced fixed-cost absorption from lower volumes and temporary inefficiencies from plant consolidations and increased marketing expenses. Our corporate/other category results reflect increased healthcare costs, compensation costs, interest expense and M&A costs, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives, improved investment returns and reduced pension non-service costs.

Income Tax Rate The effective income tax rate of 23.6% for the three months ended August 31, 2025, compares to the effective income tax rate of 21.3% for the three months ended August 31, 2024. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits. Additionally, the effective tax rate for the three-month period August 31, 2024 reflects a favorable adjustment for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	August 31, 2025	% of net sales	August 31, 2024	% of net sales
Net income	$227.8	10.8%	$228.6	11.6%
Net income attributable to RPM International Inc. stockholders	227.6	10.8%	227.7	11.6%
Diluted earnings per share	1.77		1.77

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2026 Compared with Fiscal 2025

Operating Activities

Approximately $237.5 million of cash was provided by operating activities during the first three months of fiscal 2026, compared with $248.1 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which decreased by $0.7 million during the first three months of fiscal 2026 versus the same period during fiscal 2025.

During the first three months of fiscal 2026, the change in accounts receivable provided approximately $28.7 million less cash than the first three months of fiscal 2025. This was primarily due to customer mix and the timing of sales in our Consumer segment. Average days sales outstanding at August 31, 2025, increased to 61.0 days from 60.2 days at August 31, 2024.

During the first three months of fiscal 2026, the change in inventory used approximately $28.0 million less cash compared to spending during the same period a year ago as a result of improved procurement practices enabled by MAP 2025, partially offset by strategic purchases to mitigate the impact of tariffs. Average days of inventory outstanding at August 31, 2025, increased to 78.2 days from 76.7 days at August 31, 2024.

The change in accounts payable during the first three months of fiscal 2026 used approximately $44.3 million more cash than during the first three months of fiscal 2025, but still had a favorable impact on cash flow in the current quarter. This is associated with working capital efficiencies enabled by MAP 2025 initiatives, including improved procurement practices. This is in comparison to more pronounced benefits realized in the comparable prior year period when these initiatives were implemented. Average days payables outstanding increased to 91.7 days at August 31, 2025, from 87.3 days at August 31, 2024.

Investing Activities

For the first three months of fiscal 2026, cash used for investing activities increased by $118.3 million to $182.4 million as compared to $64.1 million in the prior year period. This year-over-year increase in cash used for investing activities was driven primarily by a $109.5 million increase in cash used for business acquisitions.

We paid for capital expenditures of $62.5 million and $50.7 million during the first three months of fiscal 2026 and fiscal 2025, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2026.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2025 and May 31, 2025, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $173.4 million and $159.7 million, respectively.

As of August 31, 2025, approximately $268.0 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $274.9 million at May 31, 2025. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first three months of fiscal 2026, financing activities used $64.1 million of cash, which compares to cash used for financing activities of $186.0 million during the first three months of fiscal 2025. The overall decrease in cash used for financing activities was driven principally by debt-related activities. During the first three months of fiscal 2026, we borrowed $35.0 million on our accounts receivable securitization program ("AR Program") and repaid $12.5 million on our revolving credit facility. In comparison, we made payments of $130.0 million on our AR Program and borrowed $37.8 million on our revolving credit facility during the first three months of fiscal 2025. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $933.4 million and $969.1 million as of August 31, 2025 and May 31, 2025, respectively.

Revolving Credit Agreement

In August 2022, we amended our $1.3 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), which was set to expire on October 31, 2023. The amendment extended the expiration date to August 1, 2027, and increased the borrowing capacity to $1.35 billion. The Revolving Credit Facility bears interest at either the base rate or the adjusted Secured Overnight Financing Rate (SOFR), as defined, at our option, plus a spread determined by our debt rating. The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

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

As of August 31, 2025, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 1.87 to 1.00, while our Interest Coverage Ratio was 12.93 to 1.00. As of August 31, 2025, we had $561.4 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

The AR Program, which was initially entered on May 19, 2014, and subsequently amended on multiple dates, was amended on April 30, 2025. This amendment extended the facility termination date to April 30, 2028 and changed the borrowing capacity to a maximum availability of $300.0 million during all borrowing periods. As of August 31, 2025, we had an outstanding balance under our AR Program of $225.0 million.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2025.

Stock Repurchase Program

See Note 10, “Stock Repurchase Program,” to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Proceedings

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2025.

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the EPA of the EPA's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. The EPA provided an initial proposed penalty calculation on January 14, 2025, which totaled approximately $6.2 million. During the first quarter of fiscal 2026, the EPA provided a revised proposed penalty calculation, which totaled approximately $1.4 million. We are disputing this revised proposed penalty and believe that it is unwarranted under the circumstances. Based on information currently known, we are not able to estimate the outcome of this matter or a possible range of loss, if any.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the first quarter of fiscal 2026:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
June 1, 2025 through June 30, 2025	41	$109.84	-
July 1, 2025 through July 31, 2025	11,908	$111.43	-
August 1, 2025 through August 31, 2025	150,837	$119.93	146,191
Total - First Quarter	162,786	$119.31	146,191

(1) All of the 16,595 shares of common stock that were disposed of back to us during the three-month period ended August 31, 2025 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $174.8 million at August 31, 2025. Refer to Note 10, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2025, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement by and between the Company and Tracy D. Crandall, dated effective as of July 21, 2015.(x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, has been formatted in Inline XBRL

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

Dated: October 1, 2025