Form 10-Q
period 2025-11-30
RPM INTERNATIONAL INC/DE/
filed 2026-01-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025,

or

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

As of December 29, 2025, the registrant had 128,075,683 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	November 30, 2025	May 31, 2025
Assets
Current Assets
Cash and cash equivalents	$316,592	$302,137
Trade accounts receivable (less allowances of $39,612 and $42,844, respectively)	1,330,524	1,509,109
Inventories	1,083,420	1,036,475
Prepaid expenses and other current assets	390,636	322,577
Total current assets	3,121,172	3,170,298
Property, Plant and Equipment, at Cost	2,826,384	2,738,373
Allowance for depreciation	(1,328,094)	(1,264,974)
Property, plant and equipment, net	1,498,290	1,473,399
Other Assets
Goodwill	1,664,720	1,617,626
Other intangible assets, net of amortization	825,801	780,826
Operating lease right-of-use assets	404,650	370,399
Deferred income taxes	152,794	147,436
Other	202,813	215,965
Total other assets	3,250,778	3,132,252
Total Assets	$7,870,240	$7,775,949
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$741,172	$755,889
Current portion of long-term debt	8,287	7,691
Accrued compensation and benefits	230,480	287,398
Accrued losses	32,517	36,701
Other accrued liabilities	393,870	379,768
Total current liabilities	1,406,326	1,467,447
Long-Term Liabilities
Long-term debt, less current maturities	2,511,588	2,638,922
Operating lease liabilities	348,248	317,334
Other long-term liabilities	242,297	241,117
Deferred income taxes	230,968	224,347
Total long-term liabilities	3,333,101	3,421,720
Contingencies and Accrued Losses (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 146,543 and outstanding 128,076 as of November 30, 2025; issued 146,246 and outstanding 128,269 as of May 31, 2025	1,281	1,283
Paid-in capital	1,192,372	1,177,796
Treasury stock, at cost	(991,176)	(953,856)
Accumulated other comprehensive (loss)	(521,915)	(533,631)
Retained earnings	3,448,857	3,193,764
Total RPM International Inc. stockholders' equity	3,129,419	2,885,356
Noncontrolling Interest	1,394	1,426
Total equity	3,130,813	2,886,782
Total Liabilities and Stockholders' Equity	$7,870,240	$7,775,949

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Net Sales	$1,909,895	$1,845,318	$4,023,638	$3,814,107
Cost of Sales	1,129,728	1,080,774	2,350,255	2,212,890
Gross Profit	780,167	764,544	1,673,383	1,601,217
Selling, General and Administrative Expenses	549,465	529,836	1,122,999	1,055,982
Restructuring Expense	4,531	7,557	13,345	14,759
Interest Expense	28,005	23,177	57,331	47,611
Investment (Income), Net	(10,026)	(8,526)	(23,430)	(19,552)
Other (Income), Net	(2,803)	(482)	(5,904)	(1,016)
Income Before Income Taxes	210,995	212,982	509,042	503,433
Provision for Income Taxes	49,521	29,532	119,728	91,429
Net Income	161,474	183,450	389,314	412,004
Less: Net Income Attributable to Noncontrolling Interests	267	246	502	1,108
Net Income Attributable to RPM International Inc. Stockholders	$161,207	$183,204	$388,812	$410,896
Average Number of Shares of Common Stock Outstanding:
Basic	127,129	127,658	127,206	127,675
Diluted	127,649	128,344	127,799	128,392
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$1.26	$1.43	$3.04	$3.21
Diluted	$1.26	$1.42	$3.03	$3.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Net Income	$161,474	$183,450	$389,314	$412,004
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(10,681)	(42,341)	8,802	(46,113)
Pension and other postretirement benefit liability adjustments, net of tax	1,415	2,200	2,508	2,058
Unrealized gain (loss) on securities, net of tax	175	(47)	399	586
Total other comprehensive (loss) income	(9,091)	(40,188)	11,709	(43,469)
Total Comprehensive Income	152,383	143,262	401,023	368,535
Less: Comprehensive Income Attributable to Noncontrolling Interests	259	231	495	1,112
Comprehensive Income Attributable to RPM International Inc. Stockholders	$152,124	$143,031	$400,528	$367,423

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30,	November 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$389,314	$412,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,507	92,743
Fair value adjustments to contingent earnout obligations	(12,707)	-
Deferred income taxes	(2,429)	(31,252)
Stock-based compensation expense	14,574	13,549
Net (gain) on marketable securities	(14,222)	(10,684)
Net (gain) on sales of assets and businesses	(4,730)	-
Other	(290)	(335)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	190,741	122,603
(Increase) in inventory	(26,414)	(42,981)
Decrease (increase) in prepaid expenses and other current and long-term assets	14,894	(11,193)
(Decrease) increase in accounts payable	(13,555)	34,364
(Decrease) in accrued compensation and benefits	(58,267)	(84,929)
(Decrease) increase in accrued losses	(4,248)	2,827
Increase in other accrued liabilities	7,041	30,792
Cash Provided by Operating Activities	583,209	527,508
Cash Flows from Investing Activities:
Capital expenditures	(111,797)	(100,732)
Acquisition of businesses, net of cash acquired	(161,633)	(85,649)
Purchase of marketable securities	(20,473)	(23,533)
Proceeds from sales of marketable securities	12,958	12,802
Proceeds from sales of assets and businesses, net	3,866	-
Other	-	(1,424)
Cash (Used for) Investing Activities	(277,079)	(198,536)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	110,000	25,086
Reductions of long-term and short-term debt	(236,509)	(134,022)
Cash dividends	(133,719)	(124,514)
Repurchases of common stock	(35,000)	(35,000)
Shares of common stock returned for taxes	(2,167)	(16,150)
Payments of acquisition-related contingent consideration	-	(1,122)
Other	(438)	(689)
Cash (Used for) Financing Activities	(297,833)	(286,411)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	6,158	(11,257)
Net Change in Cash and Cash Equivalents	14,455	31,304
Cash and Cash Equivalents at Beginning of Period	302,137	237,379
Cash and Cash Equivalents at End of Period	$316,592	$268,683
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$55,744	$47,989
Income Taxes, net of refunds	$135,211	$129,963
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$15,679	$16,406

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2025	128,269	$1,283	$1,177,796	$(953,856)	$(533,631)	$3,193,764	$2,885,356	$1,426	$2,886,782
Net income	-	-	-	-	-	227,605	227,605	235	227,840
Other comprehensive income	-	-	-	-	20,799	-	20,799	1	20,800
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(64,521)	(64,521)	-	(64,521)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(266)	(266)
Share repurchases under repurchase program	(146)	(2)	2	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	96	1	5,474	(2,016)	-	-	3,459	-	3,459
Balance at August 31, 2025	128,219	$1,282	$1,183,272	$(973,372)	$(512,832)	$3,356,848	$3,055,198	$1,396	$3,056,594
Net income	-	-	-	-	-	161,207	161,207	267	161,474
Other comprehensive (loss)	-	-	-	-	(9,083)	-	(9,083)	(8)	(9,091)
Dividends declared and paid ($0.54 per share)	-	-	-	-	-	(69,198)	(69,198)	-	(69,198)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(261)	(261)
Share repurchases under repurchase program	(155)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	12	-	9,099	(304)	-	-	8,795	-	8,795
Balance at November 30, 2025	128,076	$1,281	$1,192,372	$(991,176)	$(521,915)	$3,448,857	$3,129,419	$1,394	$3,130,813

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2024	128,629	$1,286	$1,150,751	$(864,502)	$(537,290)	$2,760,639	$2,510,884	$1,341	$2,512,225
Net income	-	-	-	-	-	227,692	227,692	862	228,554
Other comprehensive (loss) income	-	-	-	-	(3,300)	-	(3,300)	19	(3,281)
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(58,892)	(58,892)	-	(58,892)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(122)	(122)
Share repurchases under repurchase program	(152)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	225	2	6,225	(15,684)	-	-	(9,457)	-	(9,457)
Balance at August 31, 2024	128,702	$1,287	$1,156,977	$(897,686)	$(540,590)	$2,929,439	$2,649,427	$2,100	$2,651,527
Net income	-	-	-	-	-	183,204	183,204	246	183,450
Other comprehensive (loss)	-	-	-	-	(40,173)	-	(40,173)	(15)	(40,188)
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(65,622)	(65,622)	-	(65,622)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(708)	(708)
Share repurchases under repurchase program and related excise tax	(129)	(1)	1	(17,478)	-	-	(17,478)	-	(17,478)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(5)	-	7,323	(654)	-	-	6,669	-	6,669
Balance at November 30, 2024	128,568	$1,286	$1,164,301	$(915,818)	$(580,763)	$3,047,021	$2,716,027	$1,623	$2,717,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and six-month periods ended November 30, 2025 and 2024. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2025.

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we now report under three reportable segments instead of our four previous reportable segments. Our three reportable segments are: the Construction Products Group ("CPG"), the Performance Coatings Group ("PCG") and Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results disclosed in Note 3, "Restructuring," Note 4, “Goodwill”, and Note 17, "Segment Information" have been recast to reflect the impact of this change. These prior period reclassifications have no impact on previously reported financial position, net income or cash flows. See Note 17, “Segment Information,” to the Consolidated Financial Statements for further detail.

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

The current total expected costs associated with this plan are outlined below and decreased approximately $0.9 million compared to our prior quarter estimate, attributable to decreases in expected severance and benefit costs of $1.6 million and increases in expected facility closure and other related costs of $0.7 million. The total expected costs are subject to change as we complete these projects.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Six Months Ended	Cumulative Costs	Total Expected
(In thousands)	November 30, 2025	November 30, 2025	to Date	Costs
CPG Segment:
Severance and benefit costs	$634	$2,575	$22,293	$24,571
Facility closure and other related costs	1,229	1,884	4,262	9,097
Total Charges	$1,863	$4,459	$26,555	$33,668

PCG Segment:
Severance and benefit costs	$268	$3,575	$13,913	$14,050
Facility closure and other related costs	502	1,138	4,130	5,112
Other restructuring costs	-	-	7,092	7,092
Total Charges	$770	$4,713	$25,135	$26,254

Consumer Segment:
Severance and benefit costs	$1,460	$3,288	$23,459	$23,459
Facility closure and other related costs	438	885	4,361	4,561
Other restructuring costs	-	-	532	532
Total Charges	$1,898	$4,173	$28,352	$28,552

Corporate/Other:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$2,362	$9,438	$59,615	$62,030
Facility closure and other related costs	2,169	3,907	12,753	18,770
Other restructuring costs	-	-	7,624	7,624
Total Charges	$4,531	$13,345	$79,992	$88,424

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment:

	Three Months Ended	Six Months Ended
(In thousands)	November 30, 2024	November 30, 2024

CPG Segment:
Severance and benefit costs	$938	$1,828
Facility closure and other related costs	294	670
Total Charges	$1,232	$2,498

PCG Segment:
Severance and benefit costs	$1,336	$1,818
Facility closure and other related costs	1,142	1,483
Total Charges	$2,478	$3,301

Consumer Segment:
Severance and benefit costs	$3,408	$8,495
Facility closure and other related costs	439	465
Total Charges	$3,847	$8,960

Consolidated:
Severance and benefit costs	$5,682	$12,141
Facility closure and other related costs	1,875	2,618
Total Charges	$7,557	$14,759

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at August 31, 2025	$15,033	$434	$15,467
Additions charged to expense	2,362	2,169	4,531
Cash payments charged against reserve	(4,930)	(2,643)	(7,573)
Non-cash charges and other adjustments	(176)	40	(136)
Balance at November 30, 2025	$12,289	$-	$12,289

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2025	$13,055	$432	$13,487
Additions charged to expense	9,438	3,907	13,345
Cash payments charged against reserve	(10,216)	(4,296)	(14,512)
Non-cash charges and other adjustments	12	(43)	(31)
Balance at November 30, 2025	$12,289	$-	$12,289

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at August 31, 2024	$16,611	$25	$16,636
Additions charged to expense	5,682	1,875	7,557
Cash payments charged against reserve	(3,960)	(1,611)	(5,571)
Non-cash charges and other adjustments	(708)	-	(708)
Balance at November 30, 2024	$17,625	$289	$17,914

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2024	$17,351	$18	$17,369
Additions charged to expense	12,141	2,618	14,759
Cash payments charged against reserve	(11,403)	(2,347)	(13,750)
Non-cash charges and other adjustments	(464)	-	(464)
Balance at November 30, 2024	$17,625	$289	$17,914

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

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments, as further discussed in Note 17, "Segment Information." As such, we now report under three reportable segments instead of our four previous reportable segments. Our three reportable segments are: CPG, PCG and Consumer. In connection with this realignment, we transferred our Legend Brands reporting unit from our Specialty Products Group ("SPG") to CPG, our Industrial Coatings Group and Food Group reporting units from SPG to PCG, and our Color Group reporting unit from SPG to Consumer.

This realignment did not result in any changes to our designated reporting units. As a result, no goodwill impairment assessment was considered necessary as no indications of impairment were identified during the three- and six-month periods ending November 30, 2025.

The changes in the carrying amount of goodwill, by reportable segment, for the periods presented, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2025	$484,955	$223,673	$768,079	$140,919	$1,617,626
Transfers	33,669	107,250	-	(140,919)	-
Acquisitions and purchase price allocation adjustments	-	333	30,329	-	30,662
Translation adjustments and other	4,902	2,652	1,770	-	9,324
Balance as of August 31, 2025	523,526	333,908	800,178	-	1,657,612
Acquisitions and purchase price allocation adjustments	4,167	10,419	485	-	15,071
Translation adjustments and other	(2,841)	(1,157)	(3,965)	-	(7,963)
Balance as of November 30, 2025	$524,852	$343,170	$796,698	$-	$1,664,720

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,126	$-	$25,126
Corporate bonds	-	126	-	126
Total available-for-sale debt securities	-	25,252	-	25,252
Marketable equity securities:
Stocks – foreign	333	-	-	333
Stocks – domestic	4,463	-	-	4,463
Mutual funds – foreign	-	43,837	-	43,837
Mutual funds – domestic	-	108,028	-	108,028
Total marketable equity securities	4,796	151,865	-	156,661
Contingent consideration	-	-	(7,017)	(7,017)
Total	$4,796	$177,117	$(7,017)	$174,896

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,200	$-	$24,200
Corporate bonds	-	123	-	123
Total available-for-sale debt securities	-	24,323	-	24,323
Marketable equity securities:
Stocks – foreign	1,265	-	-	1,265
Stocks – domestic	8,642	-	-	8,642
Mutual funds – foreign	-	38,943	-	38,943
Mutual funds – domestic	-	86,569	-	86,569
Total marketable equity securities	9,907	125,512	-	135,419
Contingent consideration	-	-	(17,252)	(17,252)
Total	$9,907	$149,835	$(17,252)	$142,490

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first half of fiscal 2026, we decreased our accrual by $12.7 million related to the Star Brands Group acquisition completed during fiscal 2025 and we increased our accrual by $2.4 million related to an acquisition completed during the first half of fiscal 2026, which is considered a noncash investing activity. During the first half of fiscal 2025, we paid approximately $2.2 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2025. No such payments were made in the first half of fiscal 2026. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At November 30, 2025 and May 31, 2025, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our long-term debt as of November 30, 2025 and May 31, 2025, is as follows:

	At November 30, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,519,875	$2,446,201

	At May 31, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,646,613	$2,523,202

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2025	2024	2025	2024
Interest (income)	$(3,450)	$(3,080)	$(7,210)	$(7,063)
Net (gain) on marketable securities	(5,549)	(4,713)	(14,222)	(10,684)
Dividend (income)	(1,027)	(733)	(1,998)	(1,805)
Investment (income), net	$(10,026)	$(8,526)	$(23,430)	$(19,552)

Net (Gain) on Marketable Securities

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2025	2024	2025	2024
Unrealized (gains) on marketable equity securities	$(3,092)	$(4,727)	$(11,678)	$(10,505)
Realized (gains) on marketable equity securities	(2,457)	(70)	(2,554)	(265)
Realized losses on available-for-sale debt securities	-	84	10	86
Net (gain) on marketable securities	$(5,549)	$(4,713)	$(14,222)	$(10,684)

NOTE 7 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2025	2024	2025	2024
Pension non-service (credits)	$(2,543)	$(25)	$(5,082)	$(52)
Other	(260)	(457)	(822)	(964)
Other (income), net	$(2,803)	$(482)	$(5,904)	$(1,016)

NOTE 8 — INCOME TAXES

The effective income tax rate of 23.5% for the three months ended November 30, 2025, compares to the effective income tax rate of 13.9% for the three months ended November 30, 2024. The effective income tax rate of 23.5% for the six months ended November 30, 2025, compares to the effective income tax rate of 18.2% for the six months ended November 30, 2024.

The effective income tax rates for the three- and six-month periods ended November 30, 2025 and 2024, reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective income tax rate for the three- and six-month periods ended November 30, 2024, reflect a net $21.8 million favorable adjustment to our deferred income taxes associated with our U.S. foreign tax credit carryforwards. Further, the effective income tax rate for the six-month period ended November 30, 2024 reflects a favorable adjustment for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

As of May 31, 2025, we had approximately $164.7 million of unremitted foreign earnings not considered permanently reinvested. There was no deferred tax liability for foreign withholding or income taxes, which may become payable if these earnings were remitted to us as dividends. As of November 30, 2025, these earnings have changed to $168.1 million and there continues to be no deferred tax liability associated with these earnings.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to corporate income tax provisions. Included in the Act are certain changes including immediate expensing for most business assets acquired and the elimination of the requirement to capitalize and amortize domestic R&D expenditures, which we continue to evaluate.

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	November 30, 2025	May 31, 2025
Raw material and supplies	$401,837	$387,785
Finished goods	681,583	648,690
Total Inventory, Net of Reserves	$1,083,420	$1,036,475

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

During the three months ended November 30, 2025, we repurchased 154,993 shares of our common stock at a cost of approximately $17.5 million, or an average of $112.91 per share, under this program. During the three months ended November 30, 2024, we repurchased 128,869 shares of our common stock at a cost of approximately $17.5 million, or an average of $135.79 per share, under this program. During the six months ended November 30, 2025, we repurchased 301,184 shares of our common stock at a cost of approximately $35.0 million, or an average of $116.21 per share, under this program. During the six months ended November 30, 2024, we repurchased 281,015 shares of our common stock at a cost of approximately $35.0 million, or an average of $124.55 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $157.3 million at November 30, 2025.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended November 30, 2025	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at August 31, 2025	$(451,369)	$(71,568)	$11,405	$(1,300)	$(512,832)
Current period comprehensive (loss) income	(11,208)	-	-	180	(11,028)
Income taxes associated with current period	535	-	-	(3)	532
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,877	-	(2)	1,875
Income taxes reclassified into earnings	-	(462)	-	-	(462)
Balance at November 30, 2025	$(462,042)	$(70,153)	$11,405	$(1,125)	$(521,915)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended November 30, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at August 31, 2024	$(465,638)	$(84,789)	$11,405	$(1,568)	$(540,590)
Current period comprehensive (loss) income	(42,679)	-	-	97	(42,582)
Income taxes associated with current period	353	-	-	(23)	330
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,968	-	(141)	2,827
Income taxes reclassified into earnings	-	(768)	-	20	(748)
Balance at November 30, 2024	$(507,964)	$(82,589)	$11,405	$(1,615)	$(580,763)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Six Months Ended November 30, 2025	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2025	$(470,851)	$(72,661)	$11,405	$(1,524)	$(533,631)
Current period comprehensive income	8,407	-	-	436	8,843
Income taxes associated with current period	402	-	-	(21)	381
Amounts reclassified from accumulated other comprehensive income (loss)	-	3,286	-	(18)	3,268
Income taxes reclassified into earnings	-	(778)	-	2	(776)
Balance at November 30, 2025	$(462,042)	$(70,153)	$11,405	$(1,125)	$(521,915)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Six Months Ended November 30, 2024	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2024	$(461,847)	$(84,647)	$11,405	$(2,201)	$(537,290)
Current period comprehensive (loss) income	(43,958)	(1,521)	-	896	(44,583)
Income taxes associated with current period	(69)	-	-	(82)	(151)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,734	-	(265)	4,469
Income taxes reclassified into earnings	(2,090)	(1,155)	-	37	(3,208)
Balance at November 30, 2024	$(507,964)	$(82,589)	$11,405	$(1,615)	$(580,763)

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three- and six-month periods ended November 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$161,207	$183,204	$388,812	$410,896
Less: Allocation of earnings and dividends to participating securities	(701)	(739)	(1,587)	(1,615)
Net income available to common shareholders - basic	160,506	182,465	387,225	409,281
Add: Undistributed earnings reallocated to unvested shareholders	1	3	5	7
Net income available to common shareholders - diluted	$160,507	$182,468	$387,230	$409,288
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,129	127,658	127,206	127,675
Average diluted options and awards	520	686	593	717
Total shares for diluted earnings per share (1)	127,649	128,344	127,799	128,392
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$1.26	$1.43	$3.04	$3.21
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$1.26	$1.42	$3.03	$3.19
Method used to calculate diluted earnings per share	Two-class	Two-class	Two-class	Two-class

(1) The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the three and six months ended November 30, 2025, approximately 580,000 and 480,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the three and six months ended November 30, 2024, approximately 300,000 and 230,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and six-month periods ended November 30, 2025 and 2024:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2025	2024	2025	2024
Service cost	$10,863	$10,804	$1,467	$1,120
Interest cost	9,484	9,795	2,028	1,963
Expected return on plan assets	(13,326)	(12,017)	(2,506)	(2,376)
Amortization of:
Prior service cost (credit)	1	1	(25)	(32)
Net actuarial losses recognized	1,448	2,153	323	294
Net Periodic Benefit Cost	$8,470	$10,736	$1,287	$969

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2025	2024	2025	2024
Service cost	$-	$-	$234	$425
Interest cost	12	21	272	318
Amortization of:
Net actuarial losses (gains) recognized	9	(6)	(256)	(140)
Net Periodic Benefit Cost	$21	$15	$250	$603

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Pension Benefits	2025	2024	2025	2024

Service cost	$21,726	$21,608	$2,934	$2,240
Interest cost	18,968	19,590	4,056	3,926
Expected return on plan assets	(26,652)	(24,034)	(5,012)	(4,752)
Amortization of:
Prior service cost (credit)	1	1	(50)	(64)
Net actuarial losses recognized	2,896	4,306	646	588
Net Periodic Benefit Cost	$16,939	$21,471	$2,574	$1,938

	U.S. Plans		Non-U.S. Plans
	Six Months Ended		Six Months Ended
(In thousands)	November 30,	November 30,	November 30,	November 30,
Postretirement Benefits	2025	2024	2025	2024

Service cost	$-	$-	$468	$850
Interest cost	24	42	544	636
Amortization of:
Net actuarial losses (gains) recognized	18	(12)	(512)	(280)
Net Periodic Benefit Cost	$42	$30	$500	$1,206

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at November 30, 2025, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$13,773	$11,190	$14,028	$11,621
Deductions (1)	(9,977)	(8,459)	(20,582)	(14,601)
Provision charged to expense	8,152	8,947	18,502	14,658
Ending Balance	$11,948	$11,678	$11,948	$11,678

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

On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the EPA of the EPA's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. The EPA provided an initial proposed penalty calculation on January 14, 2025, which totaled approximately $6.2 million. During the first quarter of fiscal 2026, the EPA provided a revised proposed penalty calculation, which totaled approximately $1.4 million, and during the second quarter of fiscal 2026, the EPA further reduced its proposed penalty calculation to just under $1.0 million. We are disputing this revised proposed penalty and believe that it is unwarranted under the circumstances. We currently estimate a range of possible outcomes for the financial penalty to be a maximum of $1.0 million. We did not accrue a liability during the second quarter of fiscal 2026, as this is the low end of our estimated range of loss.

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

A jury trial commenced in this matter on September 17, 2024. On September 27, 2024, the jury rendered a verdict against our subsidiary for $190.0 million, consisting of both compensatory and punitive damages. We filed an objection to the former supplier’s proposed form of judgment seeking a reduction or elimination of certain damages included in the jury’s verdict. On January 28, 2025, the District Court reduced the compensatory and punitive damages award by $79.2 million. On February 28, 2025, the District Court entered judgment in the amount of $110.8 million, consisting of both compensatory and punitive damages, plus prejudgment interest applicable to the compensatory damages in the amount of 9.0% per annum beginning on August 1, 2018. Further, on July 15, 2025, the District Court awarded the former supplier approximately $2.3 million in attorneys’ fees and expenses and awarded supplemental attorneys' fees of approximately $0.2 million on October 2, 2025. We believe that the jury verdict, as well as the District Court's judgment and award are not supported by the facts of the case or applicable law, are the result of significant trial error, and there are strong grounds for appeal. We vigorously challenged the verdict and judgment through appropriate post-trial motions and will continue to challenge them and the award through the appellate process.

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $152.5 million, which is inclusive of the prejudgment interest awarded (but exclusive of any accruing postjudgment interest), and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses in our Consolidated Financial Statements as of and for the periods ending May 31, 2025, and November 30, 2025. We incurred SG&A expense related to this matter of $0.5 million during the first quarter of fiscal 2025. We did not incur any SG&A expense related to this matter during the three- and six-month periods ending November 30, 2025. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $47.2 million and $39.0 million as of November 30, 2025 and May 31, 2025, respectively. These amounts are included within accounts payable on the Consolidated Balance Sheets.

NOTE 16 — REVENUE

We operate a portfolio of services and product lines which include a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives, among other things. We disaggregate revenues from the sales of our products and services based upon geographical location by each of our reportable segments, which are aligned by similar economic factors, trends and customers, which best depict the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See Note 17, “Segment Information,” to the Consolidated Financial Statements for further details regarding our disaggregated revenues, as well as a description of each of the unique revenue streams related to each of our three reportable segments.

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

Trade accounts receivable, net of allowances, and net contract assets consisted of the following:

(In thousands, except percentages)	November 30, 2025	May 31, 2025	$ Change	% Change
Trade accounts receivable, less allowances	$1,330,524	$1,509,109	$(178,585)	(11.8%)

Contract assets	$77,654	$72,949	$4,705	6.4%
Contract liabilities - short-term	(69,037)	(56,634)	(12,403)	21.9%
Net Contract Assets	$8,617	$16,315	$(7,698)

The $7.7 million decrease in our net contract assets from May 31, 2025 to November 30, 2025, resulted primarily due to the timing of construction jobs in progress at November 30, 2025, versus May 31, 2025. During the three- and six-month periods ending November 30, 2025, we recognized $11.4 million and $37.6 million of revenue, respectively, which was included in contract liabilities as of May 31, 2025. During the three- and six-month periods ending November 30, 2024, we recognized $10.5 million and $33.1 million of revenue, respectively, which was included in contract liabilities as of May 31, 2024.

We also record long-term deferred revenue, which amounted to $91.3 million and $85.6 million as of November 30, 2025 and May 31, 2025, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2025	2024	2025	2024
Beginning Balance	$42,506	$49,106	$42,844	$48,763
Bad debt provision	(93)	5,981	1,301	6,928
Uncollectible accounts written off, net of recoveries	(2,662)	(1,429)	(4,710)	(2,215)
Translation adjustments	(139)	(987)	177	(805)
Ending Balance	$39,612	$52,671	$39,612	$52,671

NOTE 17 — SEGMENT INFORMATION

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we now report under three reportable segments instead of our four previous reportable segments. Our three reportable segments are: CPG, PCG and Consumer. In connection with this realignment, we transferred our Legend Brands reporting unit from SPG to CPG, our Industrial Coatings Group and Food Group reporting units from SPG to PCG, and our Color Group reporting unit from SPG to Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results have been recast to reflect the impact of this change.

We operate a portfolio of services and product lines which include a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives, among other things. We manage our portfolio by organizing our businesses and product lines into three reportable segments as outlined below, which are comprised from our four operating segments. We have aggregated our Legend Brands and CPG operating segments into our CPG reportable segment, because they are economically similar and meet the other aggregation criteria for determining reportable segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. These four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our Chief Operating Decision Maker ("CODM"), who is our Chairman, President and Chief Executive Officer. Our CODM evaluates the profit performance of our segments and allocates resources primarily based on income before income taxes, but also looks to EBIT, or adjusted EBIT, because interest (income) expense, net is essentially related to corporate functions, as opposed to segment operations. Our CODM utilizes these performance metrics in determining how to allocate the assets of the company, evaluate performance in periodic reviews, and during the annual budget and forecasting process.

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

Our Consumer reportable segment manufactures and markets professional use and do-it-yourself products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer reportable segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe, Latin America and Asia Pacific. Our Consumer reportable segment products are primarily sold directly to mass merchandisers, home improvement centers, hardware stores, paint stores, craft shops and through distributors. The Consumer reportable segment offers products that include specialty, hobby and professional paints; caulks; adhesives; cleaners; sandpaper and other abrasives; silicone sealants; wood stains and colorants.

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

Three Months Ended November 30, 2025	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$737,439	$533,806	$638,650	$1,909,895
Less:
Cost of Sales	434,835	300,958	393,981
Selling, General and Administrative Expenses	205,577	151,765	141,796
Other Segment Items (1)	2,462	(616)	2,204
Income Before Income Taxes	$94,565	$81,699	$100,669	$276,933
Less: Corporate/Other Expense				65,938
Consolidated Income Before Income Taxes				$210,995

Three Months Ended November 30, 2024	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$720,467	$511,231	$613,620	$1,845,318
Less:
Cost of Sales	423,946	280,170	376,658
Selling, General and Administrative Expenses	186,790	149,392	146,308
Other Segment Items (1)	1,883	1,343	4,398
Income Before Income Taxes	$107,848	$80,326	$86,256	$274,430
Less: Corporate/Other Expense				61,448
Consolidated Income Before Income Taxes				$212,982

Six Months Ended November 30, 2025	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$1,618,885	$1,072,284	$1,332,469	$4,023,638
Less:
Cost of Sales	934,744	600,535	815,062
Selling, General and Administrative Expenses	420,977	305,194	303,202
Other Segment Items (1)	5,223	2,177	4,775
Income Before Income Taxes	$257,941	$164,378	$209,430	$631,749
Less: Corporate/Other Expense				122,707
Consolidated Income Before Income Taxes				$509,042

Six Months Ended November 30, 2024	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$1,548,473	$1,001,191	$1,264,443	$3,814,107
Less:
Cost of Sales	896,209	548,016	768,665
Selling, General and Administrative Expenses	379,947	294,698	292,925
Other Segment Items (1)	3,374	1,032	10,168
Income Before Income Taxes	$268,943	$157,445	$192,685	$619,073
Less: Corporate/Other Expense				115,640
Consolidated Income Before Income Taxes				$503,433
(1)
Other Segment Items includes Restructuring Expense, Interest Expense, Investment (Income), Net and Other (Income), Net.

Three Months Ended November 30, 2025	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$470,927	$352,721	$503,725	$1,327,373
Foreign
Canada	68,425	21,494	36,833	126,752
Europe	137,440	81,617	85,032	304,089
Latin America	60,647	9,127	7,097	76,871
Asia Pacific	-	36,925	5,963	42,888
Other Foreign	-	31,922	-	31,922
Total Foreign	266,512	181,085	134,925	582,522
Total	$737,439	$533,806	$638,650	$1,909,895

Three Months Ended November 30, 2024	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$461,102	$336,298	$493,103	$1,290,503
Foreign
Canada	71,793	24,504	39,760	136,057
Europe	128,572	70,212	68,173	266,957
Latin America	59,000	11,132	6,872	77,004
Asia Pacific	-	38,739	5,712	44,451
Other Foreign	-	30,346	-	30,346
Total Foreign	259,365	174,933	120,517	554,815
Total	$720,467	$511,231	$613,620	$1,845,318

Six Months Ended November 30, 2025	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,091,185	$706,665	$1,041,737	$2,839,587
Foreign
Canada	150,895	44,997	79,676	275,568
Europe	260,070	169,448	186,933	616,451
Latin America	116,735	18,095	12,957	147,787
Asia Pacific	-	71,149	11,166	82,315
Other Foreign	-	61,930	-	61,930
Total Foreign	527,700	365,619	290,732	1,184,051
Total	$1,618,885	$1,072,284	$1,332,469	$4,023,638

Six Months Ended November 30, 2024	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,033,262	$660,373	$1,018,354	$2,711,989
Foreign
Canada	147,123	50,223	85,905	283,251
Europe	250,510	138,411	136,809	525,730
Latin America	117,578	21,064	12,820	151,462
Asia Pacific	-	73,285	10,555	83,840
Other Foreign	-	57,835	-	57,835
Total Foreign	515,211	340,818	246,089	1,102,118
Total	$1,548,473	$1,001,191	$1,264,443	$3,814,107

(2)
It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.

NOTE 18 — SUBSEQUENT EVENTS

SG&A-Focused Optimization Actions

Subsequent to November 30, 2025, we developed and began to implement SG&A-focused optimization actions designed to better align our cost and expense structure with current market demand. This will include reduction in headcount and other discretionary spending. We are still finalizing the total expected cost to implement these optimization actions, but we expect the cost to be at least $20.0 million.

Business Acquisition

Subsequent to November 30, 2025, RPM entered into a definitive agreement to acquire Kalzip GmbH ("Kalzip"), a global leader in the design and production of metal-based roofs and facades for building envelopes, which was announced on January 7, 2026. Kalzip generated net sales of approximately €75.0 million in calendar year 2024 and will be included in our CPG reportable segment. The transaction is expected to close in the fourth quarter of fiscal 2026, subject to customary closing conditions.

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

BUSINESS SEGMENT INFORMATION

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we now report under three reportable segments instead of our four previous reportable segments. Our three reportable segments are: CPG, PCG and Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results have been recast to reflect the impact of this change. See Note 17, "Segment Information," to the Consolidated Financial Statements for further detail.

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2025	2024	2025	2024
Net Sales
CPG Segment	$737,439	$720,467	$1,618,885	$1,548,473
PCG Segment	533,806	511,231	1,072,284	1,001,191
Consumer Segment	638,650	613,620	1,332,469	1,264,443
Consolidated	$1,909,895	$1,845,318	$4,023,638	$3,814,107
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$94,565	$107,848	$257,941	$268,943
Interest (Expense), Net (b)	(966)	(900)	(1,531)	(1,368)
EBIT (c)	$95,531	$108,748	$259,472	$270,311
PCG Segment
Income Before Income Taxes (a)	$81,699	$80,326	$164,378	$157,445
Interest Income, Net (b)	933	633	1,548	1,241
EBIT (c)	$80,766	$79,693	$162,830	$156,204
Consumer Segment
Income Before Income Taxes (a)	$100,669	$86,256	$209,430	$192,685
Interest (Expense), Net (b)	(41)	(337)	(256)	(814)
EBIT (c)	$100,710	$86,593	$209,686	$193,499
Corporate/Other
(Loss) Before Income Taxes (a)	$(65,938)	$(61,448)	$(122,707)	$(115,640)
Interest (Expense), Net (b)	(17,905)	(14,047)	(33,662)	(27,118)
EBIT (c)	$(48,033)	$(47,401)	$(89,045)	$(88,522)
Consolidated
Net Income	$161,474	$183,450	$389,314	$412,004
Add: Provision for Income Taxes	49,521	29,532	119,728	91,429
Income Before Income Taxes (a)	210,995	212,982	509,042	503,433
Interest (Expense)	(28,005)	(23,177)	(57,331)	(47,611)
Investment Income, Net	10,026	8,526	23,430	19,552
EBIT (c)	$228,974	$227,633	$542,943	$531,492

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2025

Net Sales

	Three months ended
(in millions, except percentages)	November 30, 2025	November 30, 2024	Total Growth	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$737.4	$720.5	2.4%	0.8%	0.5%	1.1%
PCG Segment	533.8	511.2	4.4%	2.7%	1.1%	0.6%
Consumer Segment	638.7	613.6	4.1%	(4.7%)	8.7%	0.1%
Consolidated	$1,909.9	$1,845.3	3.5%	(0.5%)	3.4%	0.6%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the second quarter of fiscal 2026. This growth was driven by strength in Europe and roofing solutions serving high-performance buildings, partially offset by soft market conditions in the disaster restoration business due to reduced storm activity compared to the prior period.

Our PCG segment generated organic sales growth during the second quarter of fiscal 2026, driven by broad-based growth in turnkey flooring solutions, fireproofing coatings, protective coatings, food coatings, emerging markets and fiberglass reinforced plastic structures. Acquisitions also contributed to the sales increase.

Our Consumer segment experienced organic sales declines in the second quarter of fiscal 2026 due to softness in DIY markets, product rationalization and delayed sales related to software system implementations and the integration of a shared distribution center. These organic declines were partially offset by acquisitions and improved pricing to recover inflation.

Gross Profit Margin Our consolidated gross profit margin of 40.8% of net sales for the second quarter of fiscal 2026 compares to a consolidated gross profit margin of 41.4% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 0.6%, or 60 basis points ("bps"), primarily resulted from reduced fixed-cost absorption at businesses with volume declines and temporary inefficiencies due to MAP 2025 plant consolidations, unfavorable sales mix and cost inflation, inclusive of tariff-related impacts, which was partially offset by improved pricing to recover inflation and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect that the inflationary headwinds noted above will be reflected in our results throughout fiscal 2026.

SG&A Our consolidated SG&A expense during the second quarter was $19.6 million higher versus the same period last year and increased to 28.8% of net sales from 28.7% of net sales for the prior year period. These increases were primarily driven by $18.7 million of additional SG&A from acquisitions, investments in growth initiatives, merit increases, as well as increased healthcare costs, commission expenses, distribution costs, travel expenses and merger and acquisition ("M&A") expenses. This was partially offset by a $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, a $4.4 million net gain on the sale of three Consumer properties that were closed as part of our MAP 2025 program and a $4.4 million bad debt expense in the Consumer segment related to a retail customer bankruptcy in the prior period that did not recur, along with MAP 2025 benefits and decreased professional fees related to our MAP 2025 initiatives.

Our CPG segment SG&A increased approximately $18.8 million during the second quarter of fiscal 2026 versus the comparable prior year period and increased as a percentage of net sales. The increase was mainly due to $1.6 million of additional SG&A from acquisitions, merit increases, increased sales compensation, increased commissions, travel expenses and warranty expense, partially offset by decreased bonus expense and MAP 2025 savings.

Our PCG segment SG&A increased approximately $2.4 million during the second quarter of fiscal 2026 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was driven by $2.2 million of additional SG&A from acquisitions, merit increases and increased distribution costs, partially offset by decreased bad debt expense, decreased commission and bonus expense and MAP 2025 savings.

Our Consumer segment SG&A decreased by approximately $4.5 million during the second quarter of fiscal 2026 versus the same period last year and decreased as a percentage of net sales. The quarter-over-quarter decrease in SG&A was primarily attributable to the $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, a $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program and a $4.4 million bad debt expense related to a retail customer bankruptcy in the prior period that did not recur, along with MAP 2025 savings. These decreases were partially offset by $14.9 million of additional SG&A related to acquisitions, along with increased distribution costs and advertising costs.

SG&A expenses in our corporate/other category during the second quarter of fiscal 2026 increased approximately $2.9 million versus last year’s second quarter. This was mainly due to increased healthcare costs, compensation costs and M&A expenses, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended November 30, 2025 and 2024, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Service cost	$12.5	$12.3	$0.2
Interest cost	11.8	12.1	(0.3)
Expected return on plan assets	(15.8)	(14.4)	(1.4)
Amortization of:
Net actuarial losses recognized	1.5	2.3	(0.8)
Total Net Periodic Pension & Postretirement Benefit Costs	$10.0	$12.3	$(2.3)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the three months ended November 30, 2025 and 2024, related to our MAP 2025 initiative, which was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Three months ended
(in millions)	November 30, 2025	November 30, 2024
Severance and benefit costs	$2.3	$5.7
Facility closure and other related costs	2.2	1.9
Total Restructuring Costs	$4.5	$7.6

On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026. We currently expect to incur approximately $8.4 million of future additional charges as projects related to MAP 2025 are completed.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	November 30, 2025	November 30, 2024
Interest expense	$28.0	$23.2
Average interest rate (a)	4.30%	4.50%

(a) The interest rate decrease was a result of lower market rates on the variable rate borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$8.1
Non-acquisition-related average debt reduction	(2.3)
Change in average interest rate	(1.0)
Total Change in Interest Expense	$4.8

Investment (Income), Net

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income), Net

See Note 7, “Other (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	November 30, 2025	% of net sales	November 30, 2024	% of net sales
CPG Segment	$94.6	12.8%	$107.8	15.0%
PCG Segment	81.7	15.3%	80.3	15.7%
Consumer Segment	100.7	15.8%	86.3	14.1%
Corporate/Other	(66.0)	—	(61.4)	—
Consolidated	$211.0		$213.0

On a consolidated basis, our results reflect reduced fixed-cost absorption at businesses with volume declines and temporary inefficiencies due to MAP 2025 plant consolidations, cost inflation, increased interest expense and increased SG&A as a result of higher healthcare costs, M&A costs, and investments in growth initiatives, partially offset by MAP 2025 operational improvements. Our CPG segment results reflect increased SG&A due to investments in growth initiatives, temporary inefficiencies due to MAP 2025 plant consolidations and lower fixed-cost absorption at businesses with volume declines, partially offset by MAP 2025 benefits. Our PCG segment results reflect earnings contributed by higher sales volumes and MAP 2025 operational improvement initiatives, partially offset by growth investments and unfavorable mix. Our Consumer segment results reflect the $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, the $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program and MAP 2025 benefits, which were partially offset by cost inflation, reduced fixed-cost absorption from lower volumes and temporary inefficiencies from a plant consolidation and ramp up of a shared distribution center. The prior period Consumer results also include $4.4 million of bad debt expense from a retail customer bankruptcy. Our corporate/other category results reflect increased healthcare costs, compensation costs, interest expense and M&A costs, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives, improved investment returns and reduced pension non-service costs.

Income Tax Rate The effective income tax rate of 23.5% for the three months ended November 30, 2025, compares to the effective income tax rate of 13.9% for the three months ended November 30, 2024. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits. Additionally, the effective tax rate for the three-month period ending November 30, 2024, reflects a net $21.8 million favorable adjustment to our deferred income taxes associated with our U.S. foreign tax credit carryforwards.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	November 30, 2025	% of net sales	November 30, 2024	% of net sales
Net income	$161.5	8.4%	$183.5	9.9%
Net income attributable to RPM International Inc. stockholders	161.2	8.4%	183.2	9.9%
Diluted earnings per share	1.26		1.42

Six Months Ended November 30, 2025

Net Sales

	Six Months Ended
(in millions, except percentages)	November 30, 2025	November 30, 2024	Total Growth	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$1,618.9	$1,548.5	4.5%	3.1%	0.5%	0.9%
PCG Segment	1,072.3	1,001.2	7.1%	4.6%	1.8%	0.7%
Consumer Segment	1,332.5	1,264.4	5.4%	(3.8%)	9.0%	0.2%
Consolidated	$4,023.7	$3,814.1	5.5%	1.3%	3.6%	0.6%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the first half of fiscal 2026. This growth was driven by systems and roofing solutions serving high-performance buildings and infrastructure projects, partially offset by soft market conditions in select emerging markets and in the disaster restoration business due to reduced storm activity compared to the prior period.

Our PCG segment generated strong organic sales growth during the first half of fiscal 2026, driven by broad-based growth in turnkey flooring solutions serving high-performance buildings, protective coatings, food coatings and specialty OEM coatings. Acquisitions also contributed to the sales increase.

Our Consumer segment experienced organic sales declines in the first half of fiscal 2026 due to softness in DIY markets, product rationalization and delayed sales related to software system implementations and the integration of a shared distribution center. These organic declines were partially offset by acquisitions and improved pricing to recover inflation.

Gross Profit Margin Our consolidated gross profit margin of 41.6% of net sales for the first half of fiscal 2026 compares to a consolidated gross profit margin of 42.0% for the comparable period a year ago. The current period gross profit margin decrease of approximately 0.4%, or 40 bps, primarily resulted from reduced fixed-cost absorption at businesses with volume declines, unfavorable sales mix, cost inflation, inclusive of tariff-related impacts, and temporary inefficiencies due to MAP 2025 plant consolidations, which was partially offset by improved pricing to recover inflation and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect that the inflationary headwinds noted above will be reflected in our results throughout fiscal 2026.

SG&A Our consolidated SG&A expense during the first half of fiscal 2026 was $67.0 million higher versus the same period last year and increased to 27.9% of net sales from 27.7% of net sales for the prior year period. These increases were primarily driven by $37.3 million of additional SG&A from acquisitions, investments in growth initiatives, merit increases, as well as increased healthcare costs, commission expenses, advertising costs and M&A expenses. This was partially offset by a $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, a $4.4 million net gain on the sale of three Consumer properties that were closed as part of our MAP 2025 program and a $4.4 million bad debt expense in the Consumer segment related to a retail customer bankruptcy in the prior period that did not recur, along with MAP 2025 benefits, decreased bonus expense and decreased professional fees related to our MAP 2025 initiatives.

Our CPG segment SG&A increased approximately $41.0 million during the first half of fiscal 2026 versus the comparable prior year period and increased as a percentage of net sales. The increase was mainly due to $2.9 million of additional SG&A related to acquisitions, merit increases, increased sales compensation, increased commissions, increased travel expense and increased warranty expense, partially offset by MAP 2025 savings.

Our PCG segment SG&A increased approximately $10.5 million during the first half of fiscal 2026 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was driven by $5.6 million of additional SG&A related to acquisitions and merit increases, partially offset by reduced bad debt expense and MAP 2025 savings.

Our Consumer segment SG&A increased by approximately $10.3 million during the first half of fiscal 2026 versus the same period last year but decreased as a percentage of net sales. The period-over-period increase in SG&A was primarily attributable to $28.8 million of additional SG&A related to acquisitions, along with increased distribution and advertising costs. These increases were partially offset by the $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, the $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program and a $4.4 million bad debt expense related to a retail customer bankruptcy in the prior period that did not recur, along with MAP 2025 savings.

SG&A expenses in our corporate/other category during the first half of fiscal 2026 increased approximately $5.2 million versus the same period last year. This was mainly due to increased healthcare costs, compensation costs and M&A expenses, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the six months ended November 30, 2025 and 2024, as the service cost component has a significant impact on our SG&A expense:

	Six Months Ended
(in millions)	November 30, 2025	November 30, 2024	Change
Service cost	$25.1	$24.7	$0.4
Interest cost	23.6	24.2	(0.6)
Expected return on plan assets	(31.7)	(28.8)	(2.9)
Amortization of:
Prior service (credit)	-	(0.1)	0.1
Net actuarial losses recognized	3.0	4.6	(1.6)
Total Net Periodic Pension & Postretirement Benefit Costs	$20.0	$24.6	$(4.6)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

The following table summarizes restructuring charges recorded during the six months ended November 30, 2025 and 2024, related to our MAP 2025 initiative, which was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency:

	Six Months Ended
(in millions)	November 30, 2025	November 30, 2024
Severance and benefit costs	$9.4	$12.2
Facility closure and other related costs	3.9	2.6
Total Restructuring Costs	$13.3	$14.8

On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026. We currently expect to incur approximately $8.4 million of future additional charges as projects related to MAP 2025 are completed.

For further information and details about MAP 2025, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Six Months Ended
(in millions, except percentages)	November 30, 2025	November 30, 2024
Interest expense	$57.3	$47.6
Average interest rate (a)	4.29%	4.54%

(a) The interest rate decrease was a result of lower market rates on the variable rate borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$16.7
Non-acquisition-related average debt reduction	(4.0)
Change in average interest rate	(3.0)
Total Change in Interest Expense	$9.7

Investment (Income), Net

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income), Net

See Note 7, “Other (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Six Months Ended
(in millions, except percentages)	November 30, 2025	% of net sales	November 30, 2024	% of net sales
CPG Segment	$257.9	15.9%	$268.9	17.4%
PCG Segment	164.4	15.3%	157.4	15.7%
Consumer Segment	209.4	15.7%	192.7	15.2%
Corporate/Other	(122.7)	—	(115.6)	—
Consolidated	$509.0		$503.4

On a consolidated basis, our results reflect improved sales and MAP 2025 operational improvements, partially offset by unfavorable sales mix, raw material inflation, temporary inefficiencies due to MAP 2025 plant consolidations, increased interest expense and increased SG&A as a result of higher healthcare costs, M&A costs, and investments in growth initiatives. Our CPG segment results reflect increased SG&A due to investments in growth initiatives, temporary inefficiencies due to MAP 2025 plant consolidations and lower fixed-cost absorption at businesses with volume declines, partially offset by MAP 2025 benefits. Our PCG segment results reflect earnings contributed by higher sales volumes and MAP 2025 operational improvement initiatives, partially offset by growth investments and unfavorable mix. Our Consumer segment results reflect the $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, the $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program, reduced restructuring expenses and MAP 2025 benefits, which were partially offset by cost inflation, increased marketing expenses, and reduced fixed-cost absorption from lower volumes and temporary inefficiencies from a plant consolidation and ramp up of a shared distribution center. Our corporate/other category results reflect increased healthcare costs, compensation costs, interest expense and M&A costs, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives, improved investment returns and reduced pension non-service costs.

Income Tax Rate The effective income tax rate of 23.5% for the six months ended November 30, 2025, compares to the effective income tax rate of 18.2% for the six months ended November 30, 2024. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits. The effective tax rate for the six-month period ending November 30, 2024, reflects a net $21.8 million favorable adjustment to our deferred income taxes associated with our U.S. foreign tax credit carryforwards and a favorable adjustment for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested. The distribution of such earnings was done in conjunction with the execution of global cash redeployment and debt optimization projects.

Net Income

	Six Months Ended
(in millions, except percentages and per share amounts)	November 30, 2025	% of net sales	November 30, 2024	% of net sales
Net income	$389.3	9.7%	$412.0	10.8%
Net income attributable to RPM International Inc. stockholders	388.8	9.7%	410.9	10.8%
Diluted earnings per share	3.03		3.19

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2026 Compared with Fiscal 2025

Operating Activities

Approximately $583.2 million of cash was provided by operating activities during the first six months of fiscal 2026, compared with $527.5 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which decreased by $22.7 million during the first six months of fiscal 2026 versus the same period during fiscal 2025.

During the first six months of fiscal 2026, the change in accounts receivable provided approximately $68.1 million more cash than the first six months of fiscal 2025. This was primarily due to stronger sales in our CPG and PCG segments in the fourth quarter of fiscal 2025 and the first quarter of fiscal 2026 compared to the comparable prior year periods, resulting in increased collections in the current period. Average days sales outstanding at November 30, 2025, increased to 61.4 days from 61.2 days at November 30, 2024.

During the first six months of fiscal 2026, the change in inventory used approximately $16.6 million less cash compared to spending during the same period a year ago as a result of improved procurement practices enabled by MAP 2025, partially offset by strategic purchases to mitigate the impact of tariffs. Average days of inventory outstanding at November 30, 2025, increased to 79.5 days from 78.4 days at November 30, 2024.

The change in accounts payable during the first six months of fiscal 2026 used approximately $47.9 million more cash than during the first six months of fiscal 2025. This resulted from reduced inventory purchases at our Consumer segment during the second quarter of fiscal 2026. This is in comparison to the prior year period, when more pronounced benefits from working capital efficiencies enabled by MAP 2025 were realized when these initiatives were first implemented. Average days payables outstanding increased to 91.7 days at November 30, 2025, from 87.8 days at November 30, 2024.

Investing Activities

For the first six months of fiscal 2026, cash used for investing activities increased by $78.6 million to $277.1 million as compared to $198.5 million in the prior year period. This year-over-year increase in cash used for investing activities was driven primarily by a $76.0 million increase in cash used for business acquisitions.

We paid for capital expenditures of $111.8 million and $100.7 million during the first six months of fiscal 2026 and fiscal 2025, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2026.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At November 30, 2025 and May 31, 2025, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $181.9 million and $159.7 million, respectively.

As of November 30, 2025, approximately $288.4 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $274.9 million at May 31, 2025. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first six months of fiscal 2026, financing activities used $297.8 million of cash, which compares to cash used for financing activities of $286.4 million during the first six months of fiscal 2025. The overall increase in cash used for financing activities was driven principally by debt-related activities. During the first six months of fiscal 2026, we repaid $231.4 million on our revolving credit facility and borrowed $110.0 million on our accounts receivable securitization program ("AR Program"). In comparison, we borrowed $25.1 million on our revolving credit facility and made payments of $130.0 million on our AR Program during the first six months of fiscal 2025. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.10 billion and $969.1 million as of November 30, 2025 and May 31, 2025, respectively.

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

As of November 30, 2025, we were in compliance with all financial covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio and Interest Coverage Ratio covenants. At that date, our Net Leverage Ratio was 1.77 to 1.00, while our Interest Coverage Ratio was 12.06 to 1.00. As of November 30, 2025, we had $788.1 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

The AR Program, which was initially entered on May 19, 2014, and subsequently amended on multiple dates, was amended on April 30, 2025. This amendment extended the facility termination date to April 30, 2028 and changed the borrowing capacity to a maximum availability of $300.0 million during all borrowing periods. As of November 30, 2025, we had an outstanding balance under our AR Program of $300.0 million.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at November 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of November 30, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1 million. On December 19, 2024, a subsidiary in our Consumer segment received informal notification from the EPA of the EPA's intent to issue a civil penalty for alleged violation of the Toxic Substances Control Act Section 6 regulatory standard related to 2021 sales of a consumer product allegedly containing a regulated substance. The EPA provided an initial proposed penalty calculation on January 14, 2025, which totaled approximately $6.2 million. During the first quarter of fiscal 2026, the EPA provided a revised proposed penalty calculation, which totaled approximately $1.4 million, and during the second quarter of fiscal 2026, the EPA further reduced its proposed penalty calculation to just under $1.0 million. We are disputing this revised proposed penalty and believe that it is unwarranted under the circumstances. We currently estimate a range of possible outcomes for the financial penalty to be a maximum of $1.0 million. We did not accrue a liability during the second quarter of fiscal 2026, as this is the low end of our estimated range of loss.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the second quarter of fiscal 2026:

Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
September 1, 2025 through September 30, 2025	-	$-	-
October 1, 2025 through October 31, 2025	155,614	$112.90	154,993
November 1, 2025 through November 30, 2025	1,640	$107.25	-
Total - Second Quarter	157,254	$112.84	154,993

(1) All of the 2,261 shares of common stock that were disposed of back to us during the three-month period ended November 30, 2025 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $157.3 million at November 30, 2025. Refer to Note 10, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2025, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement by and between the Company and David C. Dennsteadt, dated effective as of October 2, 2025 (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, has been formatted in Inline XBRL

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

Dated: January 8, 2026