Form 10-Q
period 2026-02-28
RPM INTERNATIONAL INC/DE/
filed 2026-04-08
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026,

or

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

As of March 30, 2026, the registrant had 127,626,527 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	February 28, 2026	May 31, 2025
Assets
Current Assets
Cash and cash equivalents	$294,206	$302,137
Trade accounts receivable (less allowances of $37,717 and $42,844, respectively)	1,223,395	1,509,109
Inventories	1,120,273	1,036,475
Prepaid expenses and other current assets	415,566	322,577
Total current assets	3,053,440	3,170,298
Property, Plant and Equipment, at Cost	2,885,364	2,738,373
Allowance for depreciation	(1,365,007)	(1,264,974)
Property, plant and equipment, net	1,520,357	1,473,399
Other Assets
Goodwill	1,680,867	1,617,626
Other intangible assets, net of amortization	821,466	780,826
Operating lease right-of-use assets	398,726	370,399
Deferred income taxes	161,144	147,436
Other	248,654	215,965
Total other assets	3,310,857	3,132,252
Total Assets	$7,884,654	$7,775,949
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$675,445	$755,889
Current portion of long-term debt	8,383	7,691
Accrued compensation and benefits	230,559	287,398
Accrued losses	32,995	36,701
Other accrued liabilities	391,052	379,768
Total current liabilities	1,338,434	1,467,447
Long-Term Liabilities
Long-term debt, less current maturities	2,547,104	2,638,922
Operating lease liabilities	342,845	317,334
Other long-term liabilities	245,022	241,117
Deferred income taxes	263,129	224,347
Total long-term liabilities	3,398,100	3,421,720
Contingencies and Accrued Losses (Note 14)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 146,543 and outstanding 127,873 as of February 28, 2026; issued 146,246 and outstanding 128,269 as of May 31, 2025	1,279	1,283
Paid-in capital	1,202,259	1,177,796
Treasury stock, at cost	(1,009,239)	(953,856)
Accumulated other comprehensive (loss)	(478,803)	(533,631)
Retained earnings	3,431,151	3,193,764
Total RPM International Inc. stockholders' equity	3,146,647	2,885,356
Noncontrolling Interest	1,473	1,426
Total equity	3,148,120	2,886,782
Total Liabilities and Stockholders' Equity	$7,884,654	$7,775,949

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Net Sales	$1,607,949	$1,476,562	$5,631,587	$5,290,669
Cost of Sales	973,133	909,072	3,323,388	3,121,962
Gross Profit	634,816	567,490	2,308,199	2,168,707
Selling, General and Administrative Expenses	533,872	501,710	1,656,871	1,557,692
Restructuring Expense	19,855	3,456	33,200	18,215
Interest Expense	26,947	22,993	84,278	70,604
Investment (Income), Net	(12,179)	(1,266)	(35,609)	(20,818)
Other (Income), Net	(2,986)	(354)	(8,890)	(1,370)
Income Before Income Taxes	69,307	40,951	578,349	544,384
Provision (Benefit) for Income Taxes	17,693	(11,363)	137,421	80,066
Net Income	51,614	52,314	440,928	464,318
Less: Net Income Attributable to Noncontrolling Interests	250	280	752	1,388
Net Income Attributable to RPM International Inc. Stockholders	$51,364	$52,034	$440,176	$462,930
Average Number of Shares of Common Stock Outstanding:
Basic	127,045	127,536	127,156	127,628
Diluted	127,507	128,154	127,707	128,315
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$0.40	$0.41	$3.45	$3.61
Diluted	$0.40	$0.40	$3.43	$3.59

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Net Income	$51,614	$52,314	$440,928	$464,318
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	42,106	(19,666)	50,908	(65,779)
Pension and other postretirement benefit liability adjustments, net of tax	914	2,009	3,422	4,067
Unrealized gain on securities, net of tax	99	123	498	709
Total other comprehensive income (loss)	43,119	(17,534)	54,828	(61,003)
Total Comprehensive Income	94,733	34,780	495,756	403,315
Less: Comprehensive Income Attributable to Noncontrolling Interests	257	273	752	1,385
Comprehensive Income Attributable to RPM International Inc. Stockholders	$94,476	$34,507	$495,004	$401,930

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28,	February 28,
	2026	2025
Cash Flows from Operating Activities:
Net income	$440,928	$464,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,798	140,092
Fair value adjustments to contingent earnout obligations	(12,707)	-
Deferred income taxes	22,656	(47,012)
Stock-based compensation expense	24,459	21,494
Net (gain) on marketable securities	(17,816)	(5,125)
Net (gain) on sales of assets and businesses	(4,675)	-
Other	(466)	(635)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	306,900	302,429
(Increase) in inventory	(53,983)	(96,539)
(Increase) in prepaid expenses and other current and long-term assets	(1,460)	(35,973)
(Decrease) increase in accounts payable	(85,142)	5,174
(Decrease) in accrued compensation and benefits	(60,180)	(82,118)
(Decrease) increase in accrued losses	(4,327)	1,383
(Decrease) in other accrued liabilities	(53,313)	(48,476)
Cash Provided by Operating Activities	656,672	619,012
Cash Flows from Investing Activities:
Capital expenditures	(159,639)	(158,924)
Acquisition of businesses, net of cash acquired	(161,553)	(127,325)
Purchase of marketable securities	(27,570)	(77,640)
Proceeds from sales of marketable securities	16,918	59,460
Proceeds from sales of assets and businesses, net	18,199	-
Other	(10)	(1,236)
Cash (Used for) Investing Activities	(313,655)	(305,665)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	49,000	104,047
Reductions of long-term and short-term debt	(153,489)	(136,379)
Cash dividends	(202,789)	(190,064)
Repurchases of common stock	(52,500)	(52,499)
Shares of common stock returned for taxes	(3,336)	(17,140)
Payments of acquisition-related contingent consideration	-	(1,122)
Other	(2,891)	(1,014)
Cash (Used for) Financing Activities	(366,005)	(294,171)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	15,057	(14,660)
Net Change in Cash and Cash Equivalents	(7,931)	4,516
Cash and Cash Equivalents at Beginning of Period	302,137	237,379
Cash and Cash Equivalents at End of Period	$294,206	$241,895
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$84,291	$71,931
Income Taxes, net of refunds	$174,287	$180,243
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$17,181	$14,721

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2025	128,269	$1,283	$1,177,796	$(953,856)	$(533,631)	$3,193,764	$2,885,356	$1,426	$2,886,782
Net income	-	-	-	-	-	227,605	227,605	235	227,840
Other comprehensive income	-	-	-	-	20,799	-	20,799	1	20,800
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(64,521)	(64,521)	-	(64,521)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(266)	(266)
Share repurchases under repurchase program	(146)	(2)	2	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	96	1	5,474	(2,016)	-	-	3,459	-	3,459
Balance at August 31, 2025	128,219	$1,282	$1,183,272	$(973,372)	$(512,832)	$3,356,848	$3,055,198	$1,396	$3,056,594
Net income	-	-	-	-	-	161,207	161,207	267	161,474
Other comprehensive (loss)	-	-	-	-	(9,083)	-	(9,083)	(8)	(9,091)
Dividends declared and paid ($0.54 per share)	-	-	-	-	-	(69,198)	(69,198)	-	(69,198)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(261)	(261)
Share repurchases under repurchase program	(155)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	12	-	9,099	(304)	-	-	8,795	-	8,795
Balance at November 30, 2025	128,076	$1,281	$1,192,372	$(991,176)	$(521,915)	$3,448,857	$3,129,419	$1,394	$3,130,813
Net income	-	-	-	-	-	51,364	51,364	250	51,614
Other comprehensive income	-	-	-	-	43,112	-	43,112	7	43,119
Dividends declared and paid ($0.54 per share)	-	-	-	-	-	(69,070)	(69,070)	-	(69,070)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(178)	(178)
Share repurchases under repurchase program	(152)	(2)	2	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(51)	-	9,885	(563)	-	-	9,322	-	9,322
Balance at February 28, 2026	127,873	$1,279	$1,202,259	$(1,009,239)	$(478,803)	$3,431,151	$3,146,647	$1,473	$3,148,120

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2024	128,629	$1,286	$1,150,751	$(864,502)	$(537,290)	$2,760,639	$2,510,884	$1,341	$2,512,225
Net income	-	-	-	-	-	227,692	227,692	862	228,554
Other comprehensive (loss) income	-	-	-	-	(3,300)	-	(3,300)	19	(3,281)
Dividends declared and paid ($0.46 per share)	-	-	-	-	-	(58,892)	(58,892)	-	(58,892)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(122)	(122)
Share repurchases under repurchase program	(152)	(1)	1	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	225	2	6,225	(15,684)	-	-	(9,457)	-	(9,457)
Balance at August 31, 2024	128,702	$1,287	$1,156,977	$(897,686)	$(540,590)	$2,929,439	$2,649,427	$2,100	$2,651,527
Net income	-	-	-	-	-	183,204	183,204	246	183,450
Other comprehensive (loss)	-	-	-	-	(40,173)	-	(40,173)	(15)	(40,188)
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(65,622)	(65,622)	-	(65,622)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(708)	(708)
Share repurchases under repurchase program and related excise tax	(129)	(1)	1	(17,478)	-	-	(17,478)	-	(17,478)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(5)	-	7,323	(654)	-	-	6,669	-	6,669
Balance at November 30, 2024	128,568	$1,286	$1,164,301	$(915,818)	$(580,763)	$3,047,021	$2,716,027	$1,623	$2,717,650
Net income	-	-	-	-	-	52,034	52,034	280	52,314
Other comprehensive (loss)	-	-	-	-	(17,527)	-	(17,527)	(7)	(17,534)
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(65,550)	(65,550)	-	(65,550)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(390)	(390)
Share repurchases under repurchase program	(143)	(2)	2	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	(2)	-	7,944	(1,152)	-	-	6,792	-	6,792
Balance at February 28, 2025	128,423	$1,284	$1,172,247	$(934,470)	$(598,290)	$3,033,505	$2,674,276	$1,506	$2,675,782

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three- and nine-month periods ended February 28, 2026 and 2025. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2025.

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

Margin Achievement Plan 2025

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

The current total expected costs associated with this plan are outlined below and increased approximately $0.5 million compared to our prior quarter estimate, attributable to increases in expected facility closure and other related costs of $0.6 million and decreases in expected severance and benefit costs of $0.1 million. The total expected costs are subject to change as we complete these projects.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 28, 2026	February 28, 2026	to Date	Costs
CPG Segment:
Severance and benefit costs	$797	$3,372	$23,090	$24,515
Facility closure and other related costs	932	2,816	5,194	8,555
Total Charges	$1,729	$6,188	$28,284	$33,070

PCG Segment:
Severance and benefit costs	$63	$3,638	$13,976	$13,976
Facility closure and other related costs	753	1,891	4,883	6,086
Other restructuring costs	-	-	7,092	7,092
Total Charges	$816	$5,529	$25,951	$27,154

Consumer Segment:
Severance and benefit costs	$13	$3,301	$23,472	$23,472
Facility closure and other related costs	384	1,269	4,745	4,745
Other restructuring costs	-	-	532	532
Total Charges	$397	$4,570	$28,749	$28,749

Corporate/Other:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$873	$10,311	$60,488	$61,913
Facility closure and other related costs	2,069	5,976	14,822	19,386
Other restructuring costs	-	-	7,624	7,624
Total Charges	$2,942	$16,287	$82,934	$88,923

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment:

	Three Months Ended	Nine Months Ended
(In thousands)	February 28, 2025	February 28, 2025
CPG Segment:
Severance and benefit costs	$759	$2,587
Facility closure and other related costs	238	908
Total Charges	$997	$3,495

PCG Segment:
Severance and benefit costs	$362	$2,180
Facility closure and other related costs	205	1,688
Total Charges	$567	$3,868

Consumer Segment:
Severance and benefit costs	$853	$9,348
Facility closure and other related costs	1,039	1,504
Total Charges	$1,892	$10,852

Consolidated:
Severance and benefit costs	$1,974	$14,115
Facility closure and other related costs	1,482	4,100
Total Charges	$3,456	$18,215

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at November 30, 2025	$12,289	$-	$12,289
Additions charged to expense	873	2,069	2,942
Cash payments charged against reserve	(4,680)	(1,858)	(6,538)
Non-cash charges and other adjustments	197	-	197
Balance at February 28, 2026	$8,679	$211	$8,890

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2025	$13,055	$432	$13,487
Additions charged to expense	10,311	5,976	16,287
Cash payments charged against reserve	(14,896)	(6,154)	(21,050)
Non-cash charges and other adjustments	209	(43)	166
Balance at February 28, 2026	$8,679	$211	$8,890

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at November 30, 2024	$17,625	$289	$17,914
Additions charged to expense	1,974	1,482	3,456
Cash payments charged against reserve	(5,033)	(1,759)	(6,792)
Non-cash charges and other adjustments	(383)	-	(383)
Balance at February 28, 2025	$14,183	$12	$14,195

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2024	$17,351	$18	$17,369
Additions charged to expense	14,115	4,100	18,215
Cash payments charged against reserve	(16,436)	(4,106)	(20,542)
Non-cash charges and other adjustments	(847)	-	(847)
Balance at February 28, 2025	$14,183	$12	$14,195

2026 Restructuring Action

During the third quarter of fiscal 2026, RPM approved and announced selling, general and administrative ("SG&A") focused optimization actions in response to recent performance and market conditions. This is an acceleration of actions planned to be included as part of our next MAP initiative. The initial focus of the program is eliminating SG&A costs through the structural realignment and elimination of certain levels of management, as well as certain footprint rationalization initiatives. The objective of which is to align our resources with our strategic priorities and navigate the current economic environment.

The current total expected costs associated with this plan are outlined below. As we finalize our next multi-year MAP initiative, we will continue to identify improvement and cost savings opportunities, as well as establish the expected duration of the program. As such, the final implementation and total expected costs are subject to change.

As of February 28, 2026, we recorded a restructuring accrual of $7.9 million which relates to severance and benefit costs, net of cash payments made. The following is a summary of the charges recorded in connection with this program by reportable segment, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Nine Months Ended	Cumulative Costs	Total Expected
(In thousands)	February 28, 2026	February 28, 2026	to Date	Costs
CPG Segment:
Severance and benefit costs	$4,221	$4,221	$4,221	$13,203
Facility closure and other related costs	217	217	217	217
Total Charges	$4,438	$4,438	$4,438	$13,420

PCG Segment:
Severance and benefit costs	$4,595	$4,595	$4,595	$5,172
Facility closure and other related costs	-	-	-	655
Total Charges	$4,595	$4,595	$4,595	$5,827

Consumer Segment:
Severance and benefit costs	$5,595	$5,595	$5,595	$7,454
Facility closure and other related costs	769	769	769	986
Total Charges	$6,364	$6,364	$6,364	$8,440

Corporate/Other:
Severance and benefit (credits)	$1,516	$1,516	$1,516	$1,516
Total Charges	$1,516	$1,516	$1,516	$1,516

Consolidated:
Severance and benefit costs	$15,927	$15,927	$15,927	$27,345
Facility closure and other related costs	986	986	986	1,858
Total Charges	$16,913	$16,913	$16,913	$29,203

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

This realignment did not result in any changes to our designated reporting units. As a result, no goodwill impairment assessment was considered necessary as no indications of impairment were identified during the three- and nine-month periods ending February 28, 2026.

The changes in the carrying amount of goodwill, by reportable segment, for the periods presented, are as follows:

	CPG	PCG	Consumer	SPG
(In thousands)	Segment	Segment	Segment	Segment	Total
Balance as of May 31, 2025	$484,955	$223,673	$768,079	$140,919	$1,617,626
Transfers	33,669	107,250	-	(140,919)	-
Acquisitions and purchase price allocation adjustments	-	333	30,329	-	30,662
Translation adjustments and other	4,902	2,652	1,770	-	9,324
Balance as of August 31, 2025	523,526	333,908	800,178	-	1,657,612
Acquisitions and purchase price allocation adjustments	4,167	10,419	485	-	15,071
Translation adjustments and other	(2,841)	(1,157)	(3,965)	-	(7,963)
Balance as of November 30, 2025	524,852	343,170	796,698	-	1,664,720
Acquisitions and purchase price allocation adjustments	287	170	441	-	898
Translation adjustments and other	7,049	4,094	4,106	-	15,249
Balance as of February 28, 2026	$532,188	$347,434	$801,245	$-	$1,680,867

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at February 28, 2026
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,442	$-	$25,442
Corporate bonds	-	126	-	126
Total available-for-sale debt securities	-	25,568	-	25,568
Marketable equity securities:
Stocks – foreign	354	-	-	354
Stocks – domestic	4,959	-	-	4,959
Mutual funds – foreign	-	47,539	-	47,539
Mutual funds – domestic	13,139	97,135	-	110,274
Total marketable equity securities	18,452	144,674	-	163,126
Contingent consideration	-	-	(7,058)	(7,058)
Total	$18,452	$170,242	$(7,058)	$181,636

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,200	$-	$24,200
Corporate bonds	-	123	-	123
Total available-for-sale debt securities	-	24,323	-	24,323
Marketable equity securities:
Stocks – foreign	1,265	-	-	1,265
Stocks – domestic	8,642	-	-	8,642
Mutual funds – foreign	-	38,943	-	38,943
Mutual funds – domestic	-	86,569	-	86,569
Total marketable equity securities	9,907	125,512	-	135,419
Contingent consideration	-	-	(17,252)	(17,252)
Total	$9,907	$149,835	$(17,252)	$142,490

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first nine months of fiscal 2026, we decreased our accrual by $12.7 million related to the Star Brands Group acquisition completed during fiscal 2025 and we increased our accrual by $2.4 million related to an acquisition completed during the first nine months of fiscal 2026, which is considered a noncash investing activity. During the first nine months of fiscal 2025, we paid approximately $2.2 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during fiscal 2025. No such payments were made in the first nine months of fiscal 2026. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At February 28, 2026 and May 31, 2025, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our long-term debt as of February 28, 2026 and May 31, 2025, is as follows:

	At February 28, 2026
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,555,487	$2,483,386

	At May 31, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,646,613	$2,523,202

NOTE 6 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2026	2025	2026	2025
Interest (income)	$(4,259)	$(3,172)	$(11,469)	$(10,235)
Net (gain) loss on marketable securities	(3,594)	5,559	(17,816)	(5,125)
Dividend (income)	(4,326)	(3,653)	(6,324)	(5,458)
Investment (income), net	$(12,179)	$(1,266)	$(35,609)	$(20,818)

Net (Gain) Loss on Marketable Securities

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2026	2025	2026	2025
Unrealized (gains) losses on marketable equity securities	$(3,289)	$16,049	$(14,967)	$5,544
Realized (gains) on marketable equity securities	(305)	(10,490)	(2,859)	(10,755)
Realized losses on available-for-sale debt securities	-	-	10	86
Net (gain) loss on marketable securities	$(3,594)	$5,559	$(17,816)	$(5,125)

NOTE 7 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2026	2025	2026	2025
Pension non-service (credits)	$(2,538)	$(34)	$(7,620)	$(87)
Other	(448)	(320)	(1,270)	(1,283)
Other (income), net	$(2,986)	$(354)	$(8,890)	$(1,370)

NOTE 8 — INCOME TAXES

The effective income tax rate of 25.5% for the three months ended February 28, 2026, compares to the effective income tax benefit rate of (27.7%) for the three months ended February 28, 2025. The effective income tax rate of 23.8% for the nine months ended February 28, 2026, compares to the effective income tax rate of 14.7% for the nine months ended February 28, 2025.

The effective income tax rates for the three- and nine-month periods ended February 28, 2026 and 2025, reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Additionally, the effective income tax rate for the three- and nine-month periods ended February 28, 2025, reflect a net $22.1 million favorable adjustment for the reversal of valuation allowances on U.S. foreign tax credit carryforwards. Further, the effective income tax rate for the nine-month period reflects net favorable income tax adjustments recorded during the first and second quarters of fiscal 2025, including a $21.8 million adjustment for an increase in our deferred income tax assets for U.S. foreign tax credit carryforwards and for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested, respectively.

As of May 31, 2025, we had approximately $164.7 million of unremitted foreign earnings not considered permanently reinvested. There was no deferred tax liability for foreign withholding or income taxes, which may become payable if these earnings were remitted to us as dividends. As of February 28, 2026, these earnings have changed to $182.7 million and the related deferred tax liability associated with these earnings has been adjusted to $1.8 million.

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

NOTE 9 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	February 28, 2026	May 31, 2025
Raw material and supplies	$413,231	$387,785
Finished goods	707,042	648,690
Total Inventory, Net of Reserves	$1,120,273	$1,036,475

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

During the three months ended February 28, 2026, we repurchased 152,426 shares of our common stock at a cost of approximately $17.5 million, or an average of $114.81 per share, under this program. During the three months ended February 28, 2025, we repurchased 142,864 shares of our common stock at a cost of approximately $17.5 million, or an average of $122.49 per share, under this program. During the nine months ended February 28, 2026, we repurchased 453,610 shares of our common stock at a cost of approximately $52.5 million, or an average of $115.74 per share, under this program. During the nine months ended February 28, 2025, we repurchased 423,879 shares of our common stock at a cost of approximately $52.5 million, or an average of $123.86 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $139.8 million at February 28, 2026.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended February 28, 2026	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at November 30, 2025	$(462,042)	$(70,153)	$11,405	$(1,125)	$(521,915)
Current period comprehensive income	42,631	-	-	109	42,740
Income taxes associated with the current period	(532)	-	-	(7)	(539)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,128	-	(3)	1,125
Income taxes reclassified into earnings	-	(214)	-	-	(214)
Balance at February 28, 2026	$(419,943)	$(69,239)	$11,405	$(1,026)	$(478,803)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Three Months Ended February 28, 2025	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at November 30, 2024	$(507,964)	$(82,589)	$11,405	$(1,615)	$(580,763)
Current period comprehensive (loss) income	(21,201)	-	-	128	(21,073)
Income taxes associated with current period	1,542	-	-	(2)	1,540
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,697	-	(3)	2,694
Income taxes reclassified into earnings	-	(688)	-	-	(688)
Balance at February 28, 2025	$(527,623)	$(80,580)	$11,405	$(1,492)	$(598,290)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Nine Months Ended February 28, 2026	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2025	$(470,851)	$(72,661)	$11,405	$(1,524)	$(533,631)
Current period comprehensive income	51,038	-	-	554	51,592
Income taxes associated with current period	(130)	-	-	(28)	(158)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4,414	-	(30)	4,384
Income taxes reclassified into earnings	-	(992)	-	2	(990)
Balance at February 28, 2026	$(419,943)	$(69,239)	$11,405	$(1,026)	$(478,803)

		Pension And
		Other
	Foreign	Postretirement	Unrealized	Unrealized
	Currency	Benefit	Gain	Gain (Loss)
Nine Months Ended February 28, 2025	Translation	Liability	(Loss) On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2024	$(461,847)	$(84,647)	$11,405	$(2,201)	$(537,290)
Current period comprehensive (loss) income	(65,159)	(1,521)	-	1,036	(65,644)
Income taxes associated with current period	1,473	-	-	(85)	1,388
Amounts reclassified from accumulated other comprehensive income (loss)	-	7,431	-	(279)	7,152
Income taxes reclassified into earnings	(2,090)	(1,843)	-	37	(3,896)
Balance at February 28, 2025	$(527,623)	$(80,580)	$11,405	$(1,492)	$(598,290)

NOTE 12 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three- and nine-month periods ended February 28, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$51,364	$52,034	$440,176	$462,930
Less: Allocation of earnings and dividends to participating securities	(273)	(256)	(1,733)	(1,788)
Net income available to common shareholders - basic	51,091	51,778	438,443	461,142
Add: Undistributed earnings reallocated to unvested shareholders	-	-	4	6
Net income available to common shareholders - diluted	$51,091	$51,778	$438,447	$461,148
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,045	127,536	127,156	127,628
Average diluted options and awards	462	618	551	687
Total shares for diluted earnings per share (1)	127,507	128,154	127,707	128,315
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$0.40	$0.41	$3.45	$3.61
Method used to calculate basic earnings per share	Two-class	Two-class	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$0.40	$0.40	$3.43	$3.59
Method used to calculate diluted earnings per share	Two-class	Two-class	Two-class	Two-class

(1) The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the three and nine months ended February 28, 2026, approximately 460,000 and 420,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive. For the three and nine months ended February 28, 2025, approximately 190,000 and 170,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 13 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three- and nine-month periods ended February 28, 2026 and 2025:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2026	2025	2026	2025
Service cost	$10,863	$10,804	$1,467	$1,120
Interest cost	9,484	9,795	2,028	1,963
Expected return on plan assets	(13,326)	(12,017)	(2,506)	(2,376)
Amortization of:
Prior service cost (credit)	1	1	(25)	(32)
Net actuarial losses recognized	1,448	2,153	323	294
Net Periodic Benefit Cost	$8,470	$10,736	$1,287	$969

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2026	2025	2026	2025
Service cost	$-	$-	$234	$425
Interest cost	12	21	272	318
Amortization of:
Net actuarial losses (gains) recognized	9	(6)	(256)	(140)
Net Periodic Benefit Cost	$21	$15	$250	$603

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Pension Benefits	2026	2025	2026	2025
Service cost	$32,589	$32,412	$4,401	$3,360
Interest cost	28,452	29,385	6,084	5,889
Expected return on plan assets	(39,978)	(36,051)	(7,518)	(7,128)
Amortization of:
Prior service cost (credit)	1	1	(75)	(96)
Net actuarial losses recognized	4,344	6,459	969	882
Net Periodic Benefit Cost	$25,408	$32,206	$3,861	$2,907

	U.S. Plans		Non-U.S. Plans
	Nine Months Ended		Nine Months Ended
(In thousands)	February 28,	February 28,	February 28,	February 28,
Postretirement Benefits	2026	2025	2026	2025
Service cost	$-	$-	$702	$1,275
Interest cost	36	63	816	954
Amortization of:
Net actuarial losses (gains) recognized	27	(18)	(768)	(420)
Net Periodic Benefit Cost	$63	$45	$750	$1,809

Net periodic pension cost for fiscal 2026 is less than our fiscal 2025 cost due to an increase in discount rates, an increase in the market value of assets, an increase in expected return on plan assets and a reduction in the amortization of the net actuarial loss recognized. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2025, that we are required and expect to contribute approximately $6.1 million to plans outside the U.S. during the current fiscal year and we will evaluate whether to make additional contributions to plans in the U.S. and outside the U.S. throughout fiscal 2026. As a result of our evaluation, we contributed $51.0 million to the main pension plan in the U.S. during the current quarter, which will increase our total expected U.S. contributions to $51.0 million during fiscal year 2026.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at February 28, 2026, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$11,948	$11,678	$14,028	$11,621
Deductions (1)	(6,861)	(5,998)	(27,443)	(20,600)
Provision charged to expense	5,795	6,415	24,297	21,074
Ending Balance	$10,882	$12,095	$10,882	$12,095

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

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $152.5 million, which is inclusive of the prejudgment interest awarded (but exclusive of any accruing postjudgment interest), and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses in our Consolidated Financial Statements as of and for the periods ending May 31, 2025, and February 28, 2026. We incurred SG&A expense related to this matter of $0.5 million during the first quarter of fiscal 2025. We did not incur any SG&A expense related to this matter during the three- and nine-month periods ending February 28, 2026. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $42.1 million and $39.0 million as of February 28, 2026 and May 31, 2025, respectively. These amounts are included within accounts payable on the Consolidated Balance Sheets.

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

Trade accounts receivable, net of allowances, and net contract (liabilities) assets consisted of the following:

(In thousands, except percentages)	February 28, 2026	May 31, 2025	$ Change	% Change
Trade accounts receivable, less allowances	$1,223,395	$1,509,109	$(285,714)	(18.9%)

Contract assets	$61,132	$72,949	$(11,817)	(16.2%)
Contract liabilities - short-term	(65,834)	(56,634)	(9,200)	16.2%
Net Contract (Liabilities) Assets	$(4,702)	$16,315	$(21,017)

The $21.0 million change in our net contract (liabilities)/assets from May 31, 2025 to February 28, 2026, resulted primarily due to the timing of construction jobs in progress at February 28, 2026, versus May 31, 2025. During the three- and nine-month periods ending February 28, 2026, we recognized $9.0 million and $46.6 million of revenue, respectively, which was included in contract liabilities as of May 31, 2025. During the three- and nine-month periods ending February 28, 2025, we recognized $6.1 million and $39.2 million of revenue, respectively, which was included in contract liabilities as of May 31, 2024.

We also record long-term deferred revenue, which amounted to $91.6 million and $85.6 million as of February 28, 2026 and May 31, 2025, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2026	2025	2026	2025
Beginning Balance	$39,612	$52,671	$42,844	$48,763
Bad debt provision	339	1,893	1,640	8,821
Uncollectible accounts written off, net of recoveries	(2,820)	(5,075)	(7,530)	(7,290)
Translation adjustments	586	(581)	763	(1,386)
Ending Balance	$37,717	$48,908	$37,717	$48,908

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

Three Months Ended February 28, 2026	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$546,665	$496,829	$564,455	$1,607,949
Less:
Cost of Sales	335,226	281,767	356,190
Selling, General and Administrative Expenses	182,151	149,999	155,623
Other Segment Items (1)	6,404	4,038	6,892
Income Before Income Taxes	$22,884	$61,025	$45,750	$129,659
Less: Corporate/Other Expense				60,352
Consolidated Income Before Income Taxes				$69,307

Three Months Ended February 28, 2025	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$494,845	$458,420	$523,297	$1,476,562
Less:
Cost of Sales	313,619	256,554	338,899
Selling, General and Administrative Expenses	171,742	148,693	138,033
Other Segment Items (1)	1,419	(619)	2,226
Income Before Income Taxes	$8,065	$53,792	$44,139	$105,996
Less: Corporate/Other Expense				65,045
Consolidated Income Before Income Taxes				$40,951

Nine Months Ended February 28, 2026	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$2,165,550	$1,569,113	$1,896,924	$5,631,587
Less:
Cost of Sales	1,269,970	882,302	1,171,252
Selling, General and Administrative Expenses	603,129	455,193	458,824
Other Segment Items (1)	11,626	6,215	11,668
Income Before Income Taxes	$280,825	$225,403	$255,180	$761,408
Less: Corporate/Other Expense				183,059
Consolidated Income Before Income Taxes				$578,349

Nine Months Ended February 28, 2025	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$2,043,318	$1,459,611	$1,787,740	$5,290,669
Less:
Cost of Sales	1,209,828	804,571	1,107,563
Selling, General and Administrative Expenses	551,690	443,390	430,958
Other Segment Items (1)	4,792	413	12,395
Income Before Income Taxes	$277,008	$211,237	$236,824	$725,069
Less: Corporate/Other Expense				180,685
Consolidated Income Before Income Taxes				$544,384
(1)
Other Segment Items includes Restructuring Expense, Interest Expense, Investment (Income), Net and Other (Income), Net.

Three Months Ended February 28, 2026	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$341,888	$322,875	$437,565	$1,102,328
Foreign
Canada	39,137	21,503	31,198	91,838
Europe	109,057	76,947	83,386	269,390
Latin America	56,583	8,676	5,693	70,952
Asia Pacific	-	37,163	6,613	43,776
Other Foreign	-	29,665	-	29,665
Total Foreign	204,777	173,954	126,890	505,621
Total	$546,665	$496,829	$564,455	$1,607,949

Three Months Ended February 28, 2025	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$301,671	$305,802	$429,119	$1,036,592
Foreign
Canada	37,769	18,431	30,899	87,099
Europe	103,646	68,035	52,613	224,294
Latin America	51,759	8,970	5,708	66,437
Asia Pacific	-	32,762	4,958	37,720
Other Foreign	-	24,420	-	24,420
Total Foreign	193,174	152,618	94,178	439,970
Total	$494,845	$458,420	$523,297	$1,476,562

Nine Months Ended February 28, 2026	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,433,073	$1,029,540	$1,479,303	$3,941,916
Foreign
Canada	190,032	66,499	110,874	367,405
Europe	369,128	246,396	270,318	885,842
Latin America	173,317	26,771	18,650	218,738
Asia Pacific	-	108,312	17,779	126,091
Other Foreign	-	91,595	-	91,595
Total Foreign	732,477	539,573	417,621	1,689,671
Total	$2,165,550	$1,569,113	$1,896,924	$5,631,587

Nine Months Ended February 28, 2025	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,334,933	$966,175	$1,447,474	$3,748,582
Foreign
Canada	184,892	68,655	116,803	370,350
Europe	354,156	206,445	189,422	750,023
Latin America	169,337	30,034	18,528	217,899
Asia Pacific	-	106,047	15,513	121,560
Other Foreign	-	82,255	-	82,255
Total Foreign	708,385	493,436	340,266	1,542,087
Total	$2,043,318	$1,459,611	$1,787,740	$5,290,669

(2)
It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.

NOTE 18 — SUBSEQUENT EVENTS

Stock Repurchase

Subsequent to February 28, 2026, we repurchased 246,321 shares of RPM common stock at a cost of approximately $25.0 million, or an average of $101.49 per share, under the stock repurchase program described in Note 10, "Stock Repurchase Program."

Business Acquisition

On March 31, 2026, we completed the previously announced acquisition of Kalzip GmbH ("Kalzip"), a global leader in the design and production of metal-based roofs and facades for building envelopes. Kalzip generated net sales of approximately €75.0 million in calendar year 2024 and will be included in our CPG reportable segment.

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

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
(In thousands)	2026	2025	2026	2025
Net Sales
CPG Segment	$546,665	$494,845	$2,165,550	$2,043,318
PCG Segment	496,829	458,420	1,569,113	1,459,611
Consumer Segment	564,455	523,297	1,896,924	1,787,740
Consolidated	$1,607,949	$1,476,562	$5,631,587	$5,290,669
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$22,884	$8,065	$280,825	$277,008
Interest (Expense), Net (b)	(728)	(542)	(2,259)	(1,910)
EBIT (c)	$23,612	$8,607	$283,084	$278,918
PCG Segment
Income Before Income Taxes (a)	$61,025	$53,792	$225,403	$211,237
Interest Income, Net (b)	974	829	2,522	2,070
EBIT (c)	$60,051	$52,963	$222,881	$209,167
Consumer Segment
Income Before Income Taxes (a)	$45,750	$44,139	$255,180	$236,824
Interest Income (Expense), Net (b)	20	(266)	(236)	(1,080)
EBIT (c)	$45,730	$44,405	$255,416	$237,904
Corporate/Other
(Loss) Before Income Taxes (a)	$(60,352)	$(65,045)	$(183,059)	$(180,685)
Interest (Expense), Net (b)	(15,034)	(21,748)	(48,696)	(48,866)
EBIT (c)	$(45,318)	$(43,297)	$(134,363)	$(131,819)
Consolidated
Net Income	$51,614	$52,314	$440,928	$464,318
Add: Provision (Benefit) for Income Taxes	17,693	(11,363)	137,421	80,066
Income Before Income Taxes (a)	69,307	40,951	578,349	544,384
Interest (Expense)	(26,947)	(22,993)	(84,278)	(70,604)
Investment Income, Net	12,179	1,266	35,609	20,818
EBIT (c)	$84,075	$62,678	$627,018	$594,170

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2026

Net Sales

	Three months ended
(in millions, except percentages)	February 28, 2026	February 28, 2025	Total Growth	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$546.7	$494.9	10.5%	6.9%	0.2%	3.4%
PCG Segment	496.8	458.4	8.4%	5.1%	0.9%	2.4%
Consumer Segment	564.4	523.3	7.9%	(2.4%)	9.0%	1.3%
Consolidated	$1,607.9	$1,476.6	8.9%	3.0%	3.5%	2.4%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the third quarter of fiscal 2026. This growth was driven by broad-based strength across its North American businesses, particularly those serving roofing solutions, wall systems and concrete admixtures, in addition to a rebound from the government shutdown. Favorable foreign currency translation also contributed to the sales increase.

Our PCG segment generated organic sales growth during the third quarter of fiscal 2026, driven by broad-based growth, particularly in protective coatings and fireproofing coatings, in addition to strong demand in emerging markets for infrastructure and high-performance building solutions. Favorable foreign currency translation also contributed to the sales increase.

Our Consumer segment experienced organic sales declines in the third quarter of fiscal 2026 due to softness in DIY markets and product rationalization, partially offset by improved pricing to recover inflation. These organic sales declines were offset by acquisitions and favorable foreign currency translation.

Gross Profit Margin Our consolidated gross profit margin of 39.5% of net sales for the third quarter of fiscal 2026 compares to a consolidated gross profit margin of 38.4% for the comparable period a year ago. The current quarter gross profit margin increase of approximately 1.1%, or 110 basis points, was driven by improved fixed-cost leverage from higher volumes, improved pricing to recover inflation and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence, partially offset by cost inflation, inclusive of tariff-related impacts.

We expect that the inflationary headwinds noted above, as well as the impact from geopolitical-driven inflation, will be reflected in our results throughout fiscal 2026 and into fiscal 2027.

SG&A Our consolidated SG&A expense during the third quarter was $32.2 million higher versus the same period last year but decreased to 33.2% of net sales from 34.0% of net sales for the prior year period. This increase was primarily driven by $17.0 million of additional SG&A from acquisitions, unfavorable foreign currency translation, investments in growth initiatives, merit increases, as well as increased healthcare costs, higher executive departure costs, distribution costs and advertising costs. This was partially offset by MAP 2025 benefits, savings from 2026 restructuring actions, along with reduced professional fees associated with merger and acquisition ("M&A") activities and reduced bad debt expense.

Our CPG segment SG&A increased approximately $10.4 million during the third quarter of fiscal 2026 versus the comparable prior year period but decreased as a percentage of net sales. The increase was mainly due to $1.9 million of additional SG&A from acquisitions, unfavorable foreign currency translation, merit increases and increased bonus expense, partially offset by MAP 2025 savings and savings from 2026 restructuring actions.

Our PCG segment SG&A increased approximately $1.3 million during the third quarter of fiscal 2026 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was driven by $1.4 million of additional SG&A from acquisitions, unfavorable foreign currency translation, increased bonus expense and increased distribution costs, partially offset by MAP 2025 savings and savings from 2026 restructuring actions.

Our Consumer segment SG&A increased by approximately $17.6 million during the third quarter of fiscal 2026 versus the same period last year and increased as a percentage of net sales. The increase in expense was driven by $13.7 million of additional SG&A related to acquisitions, unfavorable foreign currency translation, higher executive departure costs, increased distribution costs and increased advertising costs, partially offset by MAP 2025 savings and savings from 2026 restructuring actions.

SG&A expenses in our corporate/other category during the third quarter of fiscal 2026 increased approximately $2.9 million versus last year’s third quarter. This was mainly due to increased healthcare costs, compensation costs and higher executive departure costs, partially offset by decreased professional fees associated with M&A activities, decreased professional fees related to our MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended February 28, 2026 and 2025, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	February 28, 2026	February 28, 2025	Change
Service cost	$12.5	$12.3	$0.2
Interest cost	11.8	12.1	(0.3)
Expected return on plan assets	(15.8)	(14.4)	(1.4)
Amortization of:
Net actuarial losses recognized	1.5	2.3	(0.8)
Total Net Periodic Pension & Postretirement Benefit Costs	$10.0	$12.3	$(2.3)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

Our MAP 2025 initiative was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026. We currently expect to incur approximately $6.0 million of future additional charges as projects related to MAP 2025 are completed.

We also incurred costs associated with our 2026 restructuring action in the three months ended February 28, 2026. The initial focus of the program is eliminating SG&A costs through the structural realignment and elimination of certain levels of management, as well as certain footprint rationalization initiatives. The objective of which is to align our resources with our strategic priorities and navigate the current economic environment. As we finalize our next multi-year MAP initiative, we will continue to identify improvement and cost savings opportunities, as well as establish the expected duration of the program. We currently expect to incur approximately $12.3 million of future additional charges related to the implementation of this initiative.

The following table summarizes restructuring charges recorded during the three months ended February 28, 2026 and 2025:

	2026 Restructuring Action		MAP 2025
	Three months ended		Three months ended
(in millions)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Severance and benefit costs	$15.9	$-	$0.9	$2.0
Facility closure and other related costs	1.0	-	2.0	1.5
Total Restructuring Costs	$16.9	$-	$2.9	$3.5

For further information and details about our restructuring initiatives, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	February 28, 2026	February 28, 2025
Interest expense	$26.9	$23.0
Average interest rate (a)	4.28%	4.41%

(a) The interest rate decrease was a result of lower market rates on the variable rate borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$6.6
Non-acquisition-related average debt reduction	(2.7)
Total Change in Interest Expense	$3.9

Investment (Income), Net

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income), Net

See Note 7, “Other (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	February 28, 2026	% of net sales	February 28, 2025	% of net sales
CPG Segment	$22.9	4.2%	$8.1	1.6%
PCG Segment	61.0	12.3%	53.8	11.7%
Consumer Segment	45.8	8.1%	44.1	8.4%
Corporate/Other	(60.4)	—	(65.0)	—
Consolidated	$69.3	4.3%	$41.0	2.8%

On a consolidated basis, our results reflect improved sales and improved fixed-cost leverage from higher volumes, aided by MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions, partially offset by cost inflation and increased restructuring expense. Our CPG segment results reflect improved sales, improved sales mix, improved fixed-cost leverage, MAP 2025 benefits and savings from 2026 restructuring actions, partially offset by temporary inefficiencies due to MAP 2025 plant consolidations and increased restructuring expense. Our PCG segment results reflect earnings contributed by higher sales volumes, improved fixed-cost leverage, MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions, partially offset by unfavorable sales mix and increased restructuring expense. Our Consumer segment results reflect the integration of acquired businesses, product rationalization, and MAP operational improvement initiatives, including savings from 2026 restructuring actions, which more than offset reduced fixed-cost leverage from lower volumes, cost inflation and increased restructuring expense. Our corporate/other category results reflect improved investment returns, savings from 2026 restructuring actions, reduced pension non-service costs and reduced professional fees associated with M&A activities, partially offset by increased compensation costs, healthcare costs, interest expense and increased restructuring expense.

Income Tax Rate The effective income tax rate of 25.5% for the three months ended February 28, 2026, compares to the effective income tax benefit rate of (27.7%) for the three months ended February 28, 2025. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits. Additionally, the effective tax rate for the three-month period ending February 28, 2025, reflects a $22.1 million net favorable adjustment for the reversal of valuation allowances on U.S. foreign tax credit carryforwards.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	February 28, 2026	% of net sales	February 28, 2025	% of net sales
Net income	$51.6	3.2%	$52.3	3.5%
Net income attributable to RPM International Inc. stockholders	51.4	3.2%	52.0	3.5%
Diluted earnings per share	0.40		0.40

Nine Months Ended February 28, 2026

Net Sales

	Nine Months Ended
(in millions, except percentages)	February 28, 2026	February 28, 2025	Total Growth	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$2,165.6	$2,043.3	6.0%	4.1%	0.4%	1.5%
PCG Segment	1,569.1	1,459.6	7.5%	4.8%	1.5%	1.2%
Consumer Segment	1,896.9	1,787.8	6.1%	(3.4%)	8.9%	0.6%
Consolidated	$5,631.6	$5,290.7	6.4%	1.7%	3.6%	1.1%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during the first nine months of fiscal 2026. This growth was driven by systems and roofing solutions serving high-performance buildings and infrastructure projects, partially offset by soft market conditions in select international markets and in the disaster restoration business due to reduced storm activity compared to the prior period. Favorable foreign currency translation also contributed to the sales increase.

Our PCG segment generated organic sales growth during the first nine months of fiscal 2026, driven by broad-based growth in turnkey flooring solutions serving high-performance buildings, protective coatings, fireproofing coatings, food coatings and specialty OEM coatings, along with strong demand in India and the Middle East. Acquisitions and favorable foreign currency translation also contributed to the sales increase.

Our Consumer segment experienced organic sales declines in the first nine months of fiscal 2026 due to softness in DIY markets and product rationalization, partially offset by improved pricing to recover inflation. These organic sales declines were partially offset by acquisitions.

Gross Profit Margin Our consolidated gross profit margin of 41.0% of net sales for the first nine months of fiscal 2026 was consistent with the comparable prior year period. The current period gross profit margin remained flat as reduced fixed-cost absorption at businesses with volume declines, unfavorable sales mix, cost inflation, inclusive of tariff-related impacts, and temporary inefficiencies due to MAP 2025 plant consolidations were offset by improved pricing to recover inflation and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect that the inflationary headwinds noted above, as well as the impact from geopolitical-driven inflation, will be reflected in our results throughout fiscal 2026 and into fiscal 2027.

SG&A Our consolidated SG&A expense during the first nine months of fiscal 2026 was $99.2 million higher versus the same period last year and accounted for 29.4% of net sales, which is consistent with the prior year period. These increases were primarily driven by $54.3 million of additional SG&A from acquisitions, unfavorable foreign currency translation, investments in growth initiatives, merit increases, higher executive departure costs, as well as increased healthcare costs, commission expenses, distribution costs, advertising costs and warranty expense. This was partially offset by a $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, a $4.4 million net gain on the sale of three Consumer properties that were closed as part of our MAP 2025 program and a $4.4 million bad debt expense in the Consumer segment related to a retail customer bankruptcy in the prior period that did not recur, along with MAP 2025 benefits, savings from 2026 restructuring actions, decreased bonus expense and decreased professional fees related to our MAP 2025 initiatives.

Our CPG segment SG&A increased approximately $51.4 million during the first nine months of fiscal 2026 versus the comparable prior year period and increased as a percentage of net sales. The increase was mainly due to $4.8 million of additional SG&A related to acquisitions, unfavorable foreign currency translation, merit increases, increased sales compensation, increased travel expense and increased warranty expense, partially offset by reduced bad debt expense, MAP 2025 savings and savings from 2026 restructuring actions.

Our PCG segment SG&A increased approximately $11.8 million during the first nine months of fiscal 2026 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was driven by $6.9 million of additional SG&A related to acquisitions, unfavorable foreign currency translation and merit increases, partially offset by reduced bad debt expense, MAP 2025 savings and savings from 2026 restructuring actions.

Our Consumer segment SG&A increased by approximately $27.9 million during the first nine months of fiscal 2026 versus the same period last year and increased slightly as a percentage of net sales. The period-over-period increase in SG&A was primarily attributable to $42.6 million of additional SG&A related to acquisitions, unfavorable foreign currency translation and higher executive departure costs, along with increased distribution costs and advertising costs. These increases were partially offset by the $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, the $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program and a $4.4 million bad debt expense related to a retail customer bankruptcy in the prior period that did not recur, along with MAP 2025 savings and savings from 2026 restructuring actions.

SG&A expenses in our corporate/other category during the first nine months of fiscal 2026 increased approximately $8.1 million versus the same period last year. This was mainly due to increased healthcare costs, compensation costs, higher executive departure costs and professional fees associated with M&A activities, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the nine months ended February 28, 2026 and 2025, as the service cost component has a significant impact on our SG&A expense:

	Nine Months Ended
(in millions)	February 28, 2026	February 28, 2025	Change
Service cost	$37.7	$37.0	$0.7
Interest cost	35.4	36.3	(0.9)
Expected return on plan assets	(47.5)	(43.1)	(4.4)
Amortization of:
Prior service (credit)	(0.1)	(0.1)	-
Net actuarial losses recognized	4.6	6.9	(2.3)
Total Net Periodic Pension & Postretirement Benefit Costs	$30.1	$37.0	$(6.9)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

Our MAP 2025 initiative was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2026. We currently expect to incur approximately $6.0 million of future additional charges as projects related to MAP 2025 are completed.

We also incurred costs associated with our 2026 restructuring action in the nine months ended February 28, 2026. The initial focus of the program is eliminating SG&A costs through the structural realignment and elimination of certain levels of management, as well as certain footprint rationalization initiatives. The objective of which is to align our resources with our strategic priorities and navigate the current economic environment. As we finalize our next multi-year MAP initiative, we will continue to identify improvement and cost savings opportunities, as well as establish the expected duration of the program. We currently expect to incur approximately $12.3 million of future additional charges related to the implementation of this initiative.

The following table summarizes restructuring charges recorded during the nine months ended February 28, 2026 and 2025:

	2026 Restructuring Action		MAP 2025
	Nine Months Ended		Nine Months Ended
(in millions)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Severance and benefit costs	$15.9	$-	$10.3	$14.1
Facility closure and other related costs	1.0	-	6.0	4.1
Total Restructuring Costs	$16.9	$-	$16.3	$18.2

For further information and details about our restructuring initiatives, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Nine Months Ended
(in millions, except percentages)	February 28, 2026	February 28, 2025
Interest expense	$84.3	$70.6
Average interest rate (a)	4.28%	4.50%

(a) The interest rate decrease was a result of lower market rates on the variable rate borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$23.0
Non-acquisition-related average debt reduction	(6.5)
Change in average interest rate	(2.8)
Total Change in Interest Expense	$13.7

Investment (Income), Net

See Note 6, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income), Net

See Note 7, “Other (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Nine Months Ended
(in millions, except percentages)	February 28, 2026	% of net sales	February 28, 2025	% of net sales
CPG Segment	$280.8	13.0%	$277.0	13.6%
PCG Segment	225.4	14.4%	211.3	14.5%
Consumer Segment	255.2	13.5%	236.8	13.2%
Corporate/Other	(183.1)	—	(180.7)	—
Consolidated	$578.3	10.3%	$544.4	10.3%

On a consolidated basis, our results reflect improved sales, MAP 2025 operational improvements and savings from 2026 restructuring actions, partially offset by unfavorable sales mix, cost inflation, temporary inefficiencies due to MAP 2025 plant consolidations, increased interest expense, increased SG&A as a result of higher healthcare costs, investments in growth initiatives and increased restructuring expense. Our CPG segment results reflect improved sales, MAP 2025 benefits and savings from 2026 restructuring actions, partially offset by temporary inefficiencies due to MAP 2025 plant consolidations, increased SG&A due to investments in growth initiatives, lower fixed-cost absorption at businesses with volume declines and increased restructuring expense. Our PCG segment results reflect earnings contributed by higher sales volumes, MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions, partially offset by growth investments, cost inflation, unfavorable mix and increased restructuring expense. Our Consumer segment results reflect the $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, the $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program, the integration of acquired businesses, MAP 2025 benefits and savings from 2026 restructuring actions, which were partially offset by cost inflation, increased marketing expenses, and reduced fixed-cost absorption from lower volumes and temporary inefficiencies from a plant consolidation and ramp up of a shared distribution center. Our corporate/other category results reflect increased healthcare costs, compensation costs, interest expense, professional fees associated with M&A activities and increased restructuring expense, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives, improved investment returns, savings from 2026 restructuring actions and reduced pension non-service costs.

Income Tax Rate The effective income tax rate of 23.8% for the nine months ended February 28, 2026, compares to the effective income tax rate of 14.7% for the nine months ended February 28, 2025. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from the global intangible low-taxed income provisions, partially offset by tax benefits related to equity compensation and foreign tax credits. Additionally, the effective income tax rate for the nine-month period ended February 28, 2025, reflects a net $22.1 million favorable adjustment for the reversal of valuation allowances on U.S. foreign tax credit carryforwards. Further, the effective income tax rate for the nine-month period reflects net favorable income tax adjustments recorded during the first and second quarters of fiscal 2025, including a $21.8 million adjustment for an increase in our deferred income tax assets for U.S. foreign tax credit forwards, and for incremental U.S. foreign tax credits associated with a distribution of historic foreign earnings that were previously not considered to be permanently reinvested, respectively.

Net Income

	Nine Months Ended
(in millions, except percentages and per share amounts)	February 28, 2026	% of net sales	February 28, 2025	% of net sales
Net income	$440.9	7.8%	$464.3	8.8%
Net income attributable to RPM International Inc. stockholders	440.2	7.8%	462.9	8.7%
Diluted earnings per share	3.43		3.59

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2026 Compared with Fiscal 2025

Operating Activities

Approximately $656.7 million of cash was provided by operating activities during the first nine months of fiscal 2026, compared with $619.0 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which decreased by $23.4 million during the first nine months of fiscal 2026 versus the same period during fiscal 2025. The prior year net income is elevated because of significant non-cash adjustments related to deferred income taxes.

During the first nine months of fiscal 2026, the change in accounts receivable provided approximately $4.5 million more cash than the first nine months of fiscal 2025, primarily due to the timing of cash collections. Average days sales outstanding at February 28, 2026, increased to 62.6 days from 61.9 days at February 28, 2025.

During the first nine months of fiscal 2026, the change in inventory used approximately $42.6 million less cash compared to spending during the same period a year ago as a result of improved procurement practices enabled by MAP 2025 and the use of safety stock strategically purchased during the fourth quarter of fiscal 2025 to mitigate the impact of tariffs. Average days of inventory outstanding at February 28, 2026, increased to 87.1 days from 85.2 days at February 28, 2025.

The change in accounts payable during the first nine months of fiscal 2026 used approximately $90.3 million more cash than during the first nine months of fiscal 2025. This resulted from reduced inventory purchases at our Consumer and CPG segments during the current period compared to the end of fiscal 2025. Average days payables outstanding increased to 93.7 days at February 28, 2026, from 89.9 days at February 28, 2025.

Investing Activities

For the first nine months of fiscal 2026, cash used for investing activities increased by $8.0 million to $313.7 million as compared to $305.7 million in the prior year period. This year-over-year increase in cash used for investing activities was driven primarily by a $34.2 million increase in cash used for business acquisitions, partially offset by an $18.2 million increase in cash proceeds from sales of assets and businesses.

We paid for capital expenditures of $159.6 million and $158.9 million during the first nine months of fiscal 2026 and fiscal 2025, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2026.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At February 28, 2026 and May 31, 2025, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes captive insurance-related assets, totaled $188.7 million and $159.7 million, respectively.

As of February 28, 2026, approximately $267.7 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $274.9 million at May 31, 2025. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 8, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first nine months of fiscal 2026, financing activities used $366.0 million of cash, which compares to cash used for financing activities of $294.2 million during the first nine months of fiscal 2025. The overall increase in cash used for financing activities was driven principally by debt-related activities. During the first nine months of fiscal 2026, we repaid $145.3 million on our revolving credit facility and borrowed $49.0 million on our accounts receivable securitization program ("AR Program"). In comparison, we made payments of $130.0 million on our AR Program and borrowed $104.0 million on our revolving credit facility during the first nine months of fiscal 2025. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.02 billion and $969.1 million as of February 28, 2026 and May 31, 2025, respectively.

Revolving Credit Agreement

Our $1.35 billion unsecured syndicated revolving credit facility (the "Revolving Credit Facility"), was amended during the third quarter of fiscal 2026. The amendment extended the expiration date to February 27, 2031 and streamlined our financial covenants. The Revolving Credit Facility bears interest at either the base rate or the adjusted Secured Overnight Financing Rate (SOFR), as defined, at our option, plus a spread determined by our debt rating. The Revolving Credit Facility includes sublimits for the issuance of swingline loans, which are comparatively short-term loans used for working capital purposes and letters of credit. The Revolving Credit Facility is available to refinance existing indebtedness, to finance working capital and capital expenditures, and for general corporate purposes.

The Revolving Credit Facility requires us to comply with various customary affirmative and negative covenants, including a leverage covenant (i.e. Net Leverage Ratio), which is calculated in accordance with the terms as defined by the Revolving Credit Facility. Under the terms of the leverage covenant, we may not permit our leverage ratio for total indebtedness to consolidated EBITDA for the four most recent fiscal quarters to exceed 3.75 to 1.00. During certain periods and per the terms of the Revolving Credit Facility, this ratio may be increased to 4.25 to 1.00 upon delivery of a notice to our lender requesting an increase to our maximum leverage or in connection with certain “material acquisitions.”

As of February 28, 2026, we were in compliance with all covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio covenant. At that date, our Net Leverage Ratio was 1.77 to 1.00 and we had $690.6 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

The AR Program, which was initially entered on May 19, 2014, and subsequently amended on multiple dates, was amended on April 30, 2025. This amendment extended the facility termination date to April 30, 2028 and changed the borrowing capacity to a maximum availability of $300.0 million. Availability is further subject to changes in credit ratings of our customers, customer concentration levels, or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $300.0 million of funding available under the AR Program. As of February 28, 2026, we had an outstanding balance under our AR Program of $239.0 million, compared to the maximum availability of $269.3 million.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at February 28, 2026.

Stock Repurchase Program

See Note 10, “Stock Repurchase Program” and Note 18, "Subsequent Events," to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global and regional markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) changes in global trade policies, including the adoption or expansion of tariffs and trade barriers; (h) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (i) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (j) the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, and the risks of failing to meet any other objectives of our improvement plans; (k) risks related to the adequacy of our contingent liability reserves; (l) risks relating to a public health crisis similar to the Covid pandemic; (m) risks related to acts of war similar to the recent conflict with Iran and the Russian invasion of Ukraine; (n) risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; (o) risks related to our or our third parties' use of technology including artificial intelligence, data breaches and data privacy violations; (p) the shift to remote work and online purchasing and the impact that has on residential and commercial real estate construction; and (q) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Form 10-K for the year ended May 31, 2025, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of February 28, 2026 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted by SEC rules, and given the size of our operations, we have elected to adopt a quantitative threshold for environmental proceedings of $1.0 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the third quarter of fiscal 2026:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	Per Share	Programs	Programs(2)
December 1, 2025 through December 31, 2025	7,580	$104.00	-
January 1, 2026 through January 31, 2026	3,491	$109.08	-
February 1, 2026 through February 28, 2026	152,426	$114.81	152,426
Total - Third Quarter	163,497	$114.19	152,426

(1) All of the 11,071 shares of common stock that were disposed of back to us during the three-month period ended February 28, 2026 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $139.8 million at February 28, 2026. Refer to Note 10, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2026, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Seventh Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of February 27, 2026 (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, has been formatted in Inline XBRL

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

Dated: April 8, 2026