Form 10-K
period 2026-05-31
RPM INTERNATIONAL INC/DE/
filed 2026-07-22
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant at November 30, 2025 was approximately $13,565,090,468.

As of July 16, 2026, 127,741,412 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Registrant’s Annual Meeting of Stockholders to be held on October 8, 2026 (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

Except as otherwise stated, the information contained in this Annual Report on Form 10-K is as of May 31, 2026.

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

BUSINESS

Our subsidiaries manufacture, market and sell various specialty chemical product lines, including high-quality specialty paints, infrastructure rehab and repair products, protective coatings, roofing systems, sealants and adhesives, focusing on the maintenance and improvement needs of the construction, industrial, specialty and consumer markets. Our family of products includes those marketed under brand names such as API, Carboline, CAVE, DAP, Day-Glo, Dri-Eaz, Dryvit, Euclid, EUCO, Fibergrate, Fibregrid, Fibrecrete, Flecto, Flowcrete, Gator, Grupo PV, Hummervoll, illbruck, Kalzip, Kemtile, Key Resin, Nudura, Mohawk, The Pink Stuff, Prime Resins, Ready Seal, Rust-Oleum, Specialty Polymer Coatings, Stonhard, Strathmore, TCI, Toxement, Tremco, Tuf-Strand, Universal Sealants, Viapol, Watco and Zinsser. As of May 31, 2026, our subsidiaries marketed products in approximately 167 countries and territories and operated manufacturing facilities in approximately 120 locations in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Poland, South Africa, South Korea, Spain, the United Arab Emirates, the United Kingdom, and the United States. Approximately 31% of our sales are generated in international markets through a combination of exports to and direct sales in foreign countries. For the fiscal year ended May 31, 2026, we recorded net sales of $7.9 billion.

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

The table below describes the breakdown of the percentage of consolidated net sales and description of the product lines/business for each of our three reportable segments:

Name of Reportable Segment	Percentage of Consolidated Net Sales	Description of Product Lines/Businesses
CPG	Approximately 39%

Construction services and products, including sealants and adhesives, coatings and chemicals products, roofing systems, concrete admixture and repair products, building envelope solutions, products for parking decks, insulated cladding, metal composite material ("MCM") and aluminum composite material ("ACM") wall panels, firestopping, flooring systems, weatherproofing solutions and restoration services equipment

PCG	Approximately 27%

High-performance flooring systems, corrosion control and fireproofing coatings, infrastructure repair systems, fiberglass reinforced plastic ("FRP") structures, raised-flooring systems for outdoor environments, factory applied industrial coatings, preservation products, edible coatings, specialty glazes for the pharmaceutical industry, and food industry coatings and solutions

Consumer	Approximately 34%

Rust-preventative, special purpose, and decorative paints, caulks, sealants, primers, contact cement, cleaners, flooring systems and sealers, woodcare coatings, abrasives, colorants and other branded consumer products

See Note R, “Segment Information,” to the Consolidated Financial Statements, for financial information relating to our three reportable segments and financial information by geographic area.

CPG Segment

Our CPG segment products and services are sold throughout North America and also account for the majority of our international sales. Our construction product lines and services are sold directly to manufacturers, contractors, distributors and end-users, including industrial manufacturing facilities, concrete and cement producers, public institutions and other commercial customers. Our CPG segment generated $3.1 billion in net sales for the fiscal year ended May 31, 2026, and includes the following major product lines and brand names:

•
waterproofing, coatings and traditional roofing systems used in building protection, maintenance and weatherproofing applications marketed under our Tremco, AlphaGuard, AlphaGrade, BURmastic, OneSeal, POWERply, THERMastic, TremPly, TremLock, Vulkem and TREMproof brand names;
•
in collaboration with Fibergrate from the PCG reportable segment, retrofit structural panels, FRP and metal TremSafe rooftop safety solutions;
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
•
specialized roofing, building maintenance and related services performed by our Weatherproofing Technologies Incorporated subsidiary, as well as our Weatherproofing Technologies Canada subsidiary that include: turnkey general contracting projects where we supply product and apply it, general roofing repairs, roof restorations, building asset management programs, diagnostic services, indoor air quality audits, HVAC restorations, including Pure Air Control Services, job-site inspections, TremCare maintenance programs, customized warranty solutions and offerings, also including StructureCare, which focuses primarily on waterproofing structures, as well as car park preventive maintenance, restoration and repair;
•
sealing and bonding solutions for windows and doors, facades, interiors and exteriors under our illbruck TremGlaze and Winco brand names;
•
subfloor preparation, leveling screeds for flooring and waterproofing applications under our Tremco and Isocrete brand names;
•
in-plant glazing solutions and structural glazing under our Tremco and EnerEDGE brand names;
•
high-performance resin flooring systems, terrazzo, polyurethane & MMA waterproof coatings, epoxy floor paint and coatings, concrete repair and protection products, traffic deck coatings, and decorative concrete for industrial and commercial applications sold under our Flowcrete, Flow Resin, Vulkem, Deckshield and Key Resin brand names;
•
rolled asphalt roofing materials, waterproofing products, and chemical admixtures marketed under our Viapol, Vandex and Betumat brand names;
•
concrete and masonry admixtures, concrete fibers, cement grinding aids, cement performance enhancers, curing and sealing compounds, structural grouts and mortars, epoxy adhesives, polyurethane foams, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials marketed under the Euclid, CAVE, Toxement, Viapol, Dural, EUCO, Eucon, Increte, Plastol, Accelguard, Eucem, Tuf-Strand Fiberstrand, Sentinel, Speed Crete, E3 Industrial Grouts, Color-Crete, Prime Gel, Prime Bond, Prime Coat, Prime Guard, Prime Rez, Prime Flex and Tremco PUMA Expansion Joint System brand names;
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
•
insulated concrete form (“ICF”) and industrial concrete panel wall systems and engineered buck framing systems and ICF bracing systems marketed and sold under the Nudura and Prebuck brand names;
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
•
RoofTec cleaning and RoofTec drying services;
•
armored floor joints for industrial buildings under HCJ brand;
•
aluminum flat, pitched and composite roof and facade systems under Kalzip and Tremco brands.

PCG Segment

Our PCG segment products and services are sold throughout North America, as well as internationally, and are primarily sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Our PCG segment generated $2.1 billion in net sales for the fiscal year ended May 31, 2026, and includes the following major product lines and brand names:

•
high-performance polymer flooring products and installation services, or turnkey solutions, for industrial, institutional and commercial facilities, as well as offshore and marine structures and cruise, ferry and navy ships marketed under our Stonhard, Hummervoll, Kemtile, Liquid Elements, API, Pava and Dudick brand names;
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
•
shellac-based-specialty coatings for industrial and pharmaceutical uses, edible glazes, and food industry coatings and solutions marketed under our Mantrose-Haeuser, NatureSeal, Profile Food Ingredients and Holton Food Products brand names;

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
•
in certain international markets, in collaboration with companies from the Consumer and CPG reportable segments, decorative paints, specialty primers and cleaners, waterproofing, roof coatings and sealants, grouts, concrete repair and admixtures, resin floor and parking deck coatings, intumescent coatings and firestopping products, under our Tremco, Euclid, Flowcrete and Nullifire brand names.

Consumer Segment

Our Consumer segment manufactures and markets professional use and do-it-yourself (“DIY”) products for a variety of mainly residential applications, including home improvement and personal leisure activities. Our Consumer segment’s major manufacturing and distribution operations are located primarily in North America, along with a few locations in Europe and Latin America. Consumer segment products are sold directly to mass merchandisers, home improvement centers, hardware stores, residential construction suppliers, paint stores, craft shops and to other customers through distributors. Our Consumer segment generated $2.7 billion in net sales in the fiscal year ended May 31, 2026, and is composed of the following major product lines and brand names:

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
•
a line of woodcare products for interior and exterior applications for the DIY and professional markets that are sold under the Ready Seal, Varathane, Watco and Wolman brand names;
•
cleaners sold under The Pink Stuff, Krud Kutter, Mean Green, Moldex, Concrobium, Whink and Jomax brand names;
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
•
nail enamel, polish and coating components for the personal care industry;
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

Foreign Operations

For the fiscal year ended May 31, 2026, our foreign operations accounted for approximately 29.8% of our total net sales, excluding any direct exports from the United States. Our direct exports from the United States were approximately 0.9% of our total net sales for the fiscal year ended May 31, 2026. In addition, we receive license fees and royalty income from numerous international license agreements, and we also have several joint ventures, which are accounted for under the equity method, operating in various foreign countries. We have foreign manufacturing facilities in Argentina, Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, India, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Poland, South Africa, South Korea, Spain, the United Arab Emirates and the United Kingdom. We also have foreign sales offices or warehouse facilities in China, Costa Rica, the Czech Republic, Denmark, the Dominican Republic, El Salvador, Estonia, Finland, Guatemala, Hong Kong, Indonesia, Ireland, Kuwait, Namibia, Norway, Panama, Peru, Puerto Rico, Qatar, Singapore, Slovakia, Sweden, Switzerland, Thailand, Türkiye, and Vietnam. Information concerning our foreign operations is set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Competition

We conduct our business in highly competitive markets, and all of our major products face competition from local, regional, national and multi-national firms. Our markets, however, are fragmented, and we do not face competition across all of our products from any one competitor in particular. Several of our competitors have access to greater financial resources and larger sales organizations than we do. While third-party figures are not necessarily available with respect to the size of our position in the market for each of our products, we believe that we are a major producer of caulks, cleaners, sealants, insulating foams, patch-and-repair products for the general consumer as well as for the residential building trade; roofing systems; urethane sealants and waterproofing materials; aluminum coatings; cement-based coatings; hobby paints; small project paints; industrial-corrosion-control products; firestopping; fireproofing; consumer rust-preventative coatings; polymer floorings; fluorescent coatings and pigments; FRP gratings; raised flooring systems; water and fire damage restoration products; carpet cleaning truck-mount systems and shellac-based coatings. However, we do not believe that we have a significant share of the total protective coatings market (on a world-wide basis). The following is a summary of the competition that our key products face in the various markets in which we compete:

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

Roofing Systems Products

In the roofing industry, re-roofing applications have historically accounted for over three-quarters of U.S. demand, with the remainder generated by new roofing applications. Our primary roofing brand, Tremco, was founded in 1928. Our roofing products are used in three standard scenarios: (a) restoration (b) re-cover and (c) new construction. We create and drive market demand for these products by providing innovative solutions that deliver exceptional value for the customer. The high performance of our products and services is designed to enable a long service life and ease of maintenance. The ease of installation, landfill avoidance, roof longevity, the elimination of facility and occupant disruption, and utilization of sustainable materials and systems lowers the cost of ownership for our customers. Whether a project is a restoration, re-cover or new construction, our goal is always to help create a space that is safe, dry, and energy efficient for its occupants.

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

FRP Grating and Structural Composites. FRP grating and railings are used primarily in industrial and, to a lesser extent, commercial applications. FRP exhibits many specialized features, which make it a beneficial alternative to traditional steel or aluminum. These include a high strength-to-weight ratio, high corrosion resistance, electrical and thermal non-conductivity, and molded-in color, which eliminates the need for repainting. FRP is used for rooftop safety, platforms, walkways and stairs for a variety of applications, including those in the food and beverage, chemical processing, water and wastewater, pulp and paper, commercial roofing, commercial sealants and waterproofing, and offshore oil and gas industries. Structural composites include high-density polypropylene pedestal systems for raised flooring applications in outdoor environments. Key attributes that differentiate competitors in these markets include product quality, depth of product line, and design-and-fabrication services. Our products for these applications are sold under our Fibergrate, Chemgrate, Corgrate, Fibregrid, Safe-T-Span, ThruBeam, Bison, Jouplast and Ocape brand names.

Sealants, Waterproofing, Concrete, Masonry Products and ICFs. Sealants, which include urethane, silicone, latex, butyl and hybrid technology products, are designed to be installed in construction joints for the purpose of providing a flexible air and water-tight seal. Waterproof coatings, usually urethane or asphalt based, are installed in exposed and buried applications to waterproof and protect concrete. Structural and traffic tolerant membranes and expansion joints are used in the protection and preservation of balconies, pedestrian walkways and parking structures. In the concrete and masonry additives market, a variety of chemicals and fibers can be added to concrete and masonry to improve the processability, performance, or appearance of these products. Chemical admixtures for concrete are typically grouped according to their functional characteristics, such as water-reducers, set controllers, superplasticizers and air-entraining agents. Curing and sealing compounds, structural grouts, epoxy adhesives, injection resins, floor hardeners and toppings, joint fillers, industrial and architectural coatings, decorative color/stains/stamps, and a comprehensive selection of restoration materials are used to protect, repair or improve new or existing concrete structures used in the construction industry, and rehabilitation and repair of roads, highways, bridges, pipes and other infrastructure. ICFs are permanent foam form systems that are reinforced and filled with concrete to create structural walls with continuous insulation, improving building durability, energy efficiency and occupant comfort. The key attributes that differentiate competitors for these applications include quality assurance, on-the-job consultation and value-added, highly engineered and/or sustainable products. We primarily offer products marketed under our Tremco, EUCO, Toxement, Viapol, Betumat, CAVE, Vandex, illbruck, Tamms, AlphaGuard, AlphaGrade, OneSeal, PowerPly, TremPly, TremLock, Vulkem, TREMproof, Dymonic, Increte, TUFF-N-DRI, Nufins, Pitchmastic PMB, Visul, Fibrecrete, Texacrete, Fibrejoint, Samiscreed, Prime Rez, Prime Gel, Prime Guard, Prime Coat, Prime Bond, Prime Flex, Logiball, Watchdog Waterproofing, PSI, Tuf-Strand, Sealtite, Nuralite and HydroStop brand names for this line of business.

Building Envelope Systems. CPG's building envelope systems provide integrated solutions that help create air- and water-tight structures by connecting critical building components from the foundation to the roof. These systems include sealants, air barriers, waterproofing membranes, insulated concrete forms, roofing systems, continuous insulation, cladding and related construction products that work together to enhance building durability, energy efficiency and long-term performance. Tremco CPG's solutions are designed, tested and validated as compatible systems and are commonly supported by comprehensive warranty programs.

Intellectual Property

Our intellectual property portfolios include valuable patents, trade secrets and know-how, domain names, trademarks, and trade and brand names. In addition, through our subsidiaries, we continue to conduct significant research and technology development activities. Among our most significant intangibles are our Rust-Oleum®, Carboline®, DAP® and Tremco® trademarks.

Rust-Oleum Corporation and some of our other subsidiaries own more than 1,000 trademark registrations or applications in the United States and numerous other countries for the trademark “Rust-Oleum®” and other trademarks covering a variety of rust-preventative, decorative, general purpose, specialty, industrial and professional products sold by Rust-Oleum Corporation and related companies.

Carboline International Corporation and some of our other subsidiaries own more than 500 trademark registrations or applications in the United States and numerous other countries covering the products sold by the Carboline Global Inc. and related companies, including two United States trademark registrations for the trademark “Carboline®”.

DAP Global, Inc. and other subsidiaries of the Company own nearly 400 trademark registrations or applications in the United States and numerous other countries for the “DAP®” trademark, the “Putty Knife design” trademark and other trademarks covering products sold under the DAP brand and related brands.

Tremco CPG Inc. and some of our other subsidiaries own 100 registrations or applications for the trademark “Tremco®” in the United States and numerous countries covering a variety of roofing, sealants and coating products. There are also many other trademarks of Tremco CPG Inc. and some of our other subsidiaries that are the subject of registrations or applications in the United States and numerous other countries, bringing the total number of registrations and applications covering products sold under the Tremco brand and related brands to nearly 800.

Our other principal product trademarks include: 2X Ultra Cover®, AlphaGuard®, Alumanation®, Betumat™, B-I-N®, Bitumastic®, Bulls Eye 1-2-3®, Chemgrate®, Dri-Eaz®, Dymonic®, EnerEDGE®, EnviroDri®, EUCO®, ExoAir®, Flecto™, Fibergrate®, Floquil™, Paraseal®, Permaroof®, Plasite®, Proglaze®, Sanitile®, Sealtite™, Solargard®, Spectrem®, Stonblend®, Stonclad®, Stonhard®, Stonlux®, Stonshield®, Testors®, The Pink Stuff®, TREMproof®, TUFF-N-DRI®, Varathane®, Viapol™, Vulkem®, Watchdog Waterproofing®, Woolsey®, Zinsser® and Z-Spar®; and, in Europe, API®, Perlifoc®, Hummervoll®, Nufins®, Pitchmastic PMB®, Visul®, Flowcrete®, Nullifire®, Radglo® and Martin Mathys™. Our trademark registrations are valid for a variety of different terms of up to 15 years, and may be renewable as long as the trademarks continue to be used and all other local conditions for renewal are met. Our trademark registrations are maintained and renewed on a regular basis as required.

Raw Materials

The cost and availability of raw materials, including packaging, have a material impact on our financial results. We obtain raw materials from a number of suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. The cost of raw materials often undergoes periods of volatility and could increase the cost of manufacturing our products. Under normal market conditions, raw materials are generally available on the open market from a variety of producers; however, shortages have occurred and continue to be a possibility. Interruptions in the supply of raw materials could have a significant impact on our ability to produce products.

Throughout fiscal 2026, we experienced modest inflation in the cost of some of our raw materials. We expect that inflation of some raw materials resulting from the Middle East conflict and tariffs, will create headwinds impacting our results in fiscal 2027. Where possible, actions such as alternative sources of materials and long-term contracts which mitigate volatility have been implemented to minimize the impact of these increases.

The Middle East conflict, as well as changes in international trade duties and other aspects of international trade policy, both in the United States and abroad, could materially impact the cost and availability of raw materials. Any increase in material costs that are not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Seasonal Factors

Our business is dependent, to a significant extent, on external weather factors. We historically experience stronger sales and operating results in our first, second and fourth fiscal quarters, which are the three-month periods ending August 31, November 30 and May 31, respectively, while we have experienced seasonally lower performance in our third fiscal quarter.

Customers

During fiscal 2026, 2025 and 2024 no individual customer accounted for more than 10% of our consolidated net sales. However, we have some customers that, individually, purchase a large amount of products and services from us, particularly in the Consumer reportable segment. For example, sales to our single largest customer represented 20%, 23% and 22% of our Consumer segment net sales for fiscal 2026, 2025 and 2024, respectively.

Research and Development

Our research and development work is performed at various laboratory locations. During fiscal years 2026, 2025 and 2024, approximately $97.9 million, $94.7 million and $92.2 million, respectively, was charged to expense for research and development activities. In addition to this laboratory work, we view our field technical service as being integral to the success of our research activities. Our research and development activities and our field technical service costs are both included as part of our selling, general and administrative ("SG&A") expenses.

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

Talent Development

It is critical to our long-term success to develop our internal talent. Our Global Organizational Leadership Development (“GOLD”) Team is charged with creating a leadership-led learning culture across RPM. The GOLD Team has developed several training programs to support development which include Leadership Accelerator, Leaders of the Future, RPM University, Strategic Leader Staff Rides, and ad hoc training in partnership with the Center for Creative Leadership.

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

Associates

As of May 31, 2026, we employed 17,546 persons. Approximately 313 U.S. employees were represented by unions under contracts which expire at varying times in the future. We believe that all relations with associates and their unions are good.

Item 1A. Risk Factors.

As a global supplier of paint, coatings, roofing, construction and related products and services, we operate in a business environment that includes risks. Each of the risks described in this section may adversely affect some or all of our businesses, the results of our operations, our financial position, or our liquidity; however, this is not an indication of whether such factors will occur in the future. Additionally, while the following factors are considered to be the more significant risk factors for our company, no such list should be considered to be a complete listing of all potential risks and uncertainties. Unlisted risk factors may present additional obstacles which may adversely affect some or all of our businesses, the results of our operations, our financial position, or our liquidity. Similarly, the disclosure of any risk factor in this filing as potentially occurring in the future should not be read to imply that the risk has not already materialized. You should carefully consider these risk factors, as well as the other information contained in this Annual Report on Form 10-K and other documents we file from time to time, in evaluating us, our business and your investment in us as they could cause our actual results or financial condition to differ materially from those projected in our forward-looking statements.

ECONOMIC AND STRATEGIC RISKS

Our operations and financial condition could be adversely affected by global and regional economic conditions and trends in ways we may not be able to predict or control.

Our operations and financial condition could be adversely affected by many factors including but not limited to a market decline, government shutdowns, a public health crisis, war, or civil unrest similar to the Middle East conflict and the Russian invasion of Ukraine, higher inflation or interest rates, economic recession, natural disasters, impacts of and issues related to climate change, changes to laws or regulations (including import and export requirements such as new or increased tariffs, sanctions, or trade barriers), cybersecurity incidents, terrorist activity, business disruptions, our ability to adequately staff our operations or otherwise.

Furthermore, commercial building utilization and the continued shift in consumer spending to online shopping and remote work may negatively impact residential and commercial construction and repair and maintenance markets. Additionally, escalation in or persistent high interest rates may lead to financial institutions being more prudent with capital deployment and tightening lending, especially in relation to construction and real estate development. As a result, future construction activity could decrease, potentially resulting in a decrease in demand for our products.

Economic distress, decreased purchasing power, public crises, business cyclicality, such as in the oil and gas industry, or other factors could cause difficulties for our customers and, in turn, result in decreases in demand for our products. Increases in bad debt write-offs, decreases in timely collection of accounts receivable and adjustments to our allowance for credit losses, could result in material reductions to our revenues and net earnings. We could experience labor inflation, increased competitive pricing pressure, and raw material inflation and availability issues resulting in difficulties meeting customer demand.

Future economic uncertainties may result in decreased revenue, gross margins, earnings or growth rates, difficulty in managing inventory levels, an inability to predict or meet changes in demand for our products or collect customer receivables, or an inability to adequately staff and maintain operations at affected facilities, which could negatively impact our customers, suppliers and the markets we serve.

Global economic and capital market conditions may cause our access to capital to be more difficult and/or costs to secure such capital more expensive.

We may need new or additional financing to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time, we may rely on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our credit facilities is dependent on the ability of the financial institutions that are parties to that facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our credit facility are several and not joint and, as a result, a funding default by one institution does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Volatility in the equity markets or interest rates could substantially increase our pension costs and required pension contributions.

We sponsor qualified defined benefit pension plans and various other nonqualified postretirement plans. The qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost, and increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant change in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.

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

Catastrophic events, severe weather conditions and natural disasters could have a negative effect on our operations and sales. Events such as destructive fires, explosions, tornados, extreme storms, temperatures or flooding or other catastrophic events could cause damage to our facilities, leading to plant closures, and production, supply or distribution challenges resulting in a negative effect on our sales or results of operations. Unusually cold or rainy weather or other disruptive events, especially during the U.S. general construction and exterior painting season, may also have an adverse effect on sales. Furthermore, the impacts of these risks to our suppliers may have a detrimental effect on our earnings, cash flow, or the sales, manufacturing, and distribution of our products, including supply chain disruptions, raw material shortages and increased costs.

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

The results of our annual and, as-required, interim testing of goodwill and other long-lived assets may result in additional substantial impairment charges.

As of May 31, 2026, we had approximately $2.5 billion in goodwill and other intangible assets. The Accounting Standards Codification (“ASC”) section 350, "Intangibles – Goodwill and Other," requires that goodwill be tested at least on an annual basis, or more frequently as impairment indicators arise, using either a qualitative assessment or a fair-value approach at the reporting unit level. We perform our annual required impairment tests, which involve the use of estimates related to the fair market values of the reporting units with which goodwill is associated, as of the first day of our fourth fiscal quarter. The evaluation of our definite-lived, long-lived assets for impairment includes determining whether indicators of impairment exist. This is a subjective process that considers both internal and external factors. The impairment assessment evaluation requires the use of significant judgment regarding estimates and assumptions surrounding future results of operations and cash flows.

For discussion of the approach for, and results of, our interim and annual impairment testing for goodwill and indefinite lived intangible assets for all periods presented, please refer to the headings entitled “Goodwill” and “Other Long-Lived Assets” within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies and Estimates” sections located in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” as well as Note A(6),

"Summary of Significant Accounting Policies - Property, Plant & Equipment," Note A(11), "Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets," and Note C, "Goodwill and Other Intangible Assets," to our Consolidated Financial Statements as presented below.

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

Our total debt was approximately $2.5 billion and $2.6 billion at May 31, 2026 and 2025, respectively, which compares with $3.3 billion and $2.9 billion in stockholders’ equity at May 31, 2026 and 2025, respectively. Our level of indebtedness could adversely impact our business. For example, it could:

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

We cannot guarantee that we will always be able to make timely or sufficient payments of our debt. Should we fail to comply with covenants in our debt instruments, such failure could result in an event of default which, if not cured or waived, would have a material adverse effect on our business.

OPERATIONAL RISKS

Operating improvement initiatives, including digital and physical consolidation efforts, may increase our operational risks, could cause us to incur significant expenses and could impact the trading value of our common stock.

In August 2022, we approved and announced our Margin Achievement Plan 2025 ("MAP 2025"). MAP 2025 was a multi-year restructuring plan to build on the achievements of our 2020 Margin Acceleration Plan ("MAP to Growth"). On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, have not been completed and we expect to incur MAP 2025 restructuring costs into fiscal 2027. Our MAP 2025 operating improvement program was designed to result in significant changes in our organizational and operational structure. During fiscal 2026, we approved and announced SG&A focused optimization actions which accelerated actions planned to be included as part of our next MAP initiative. We expect to take additional actions during future periods, in furtherance of these or other operating improvement initiatives. We may incur additional expenses as a result of these actions, and we also may experience disruptions in our operations, decreased productivity and unanticipated associate turnover. Consolidation of digital systems and physical locations may increase the severity of any potential risk. Further, the objectives of our operating improvement initiatives may not be achieved. The occurrence of any of these, our failure to succeed in any future operating improvement plan, or other related events associated with our operating improvement initiatives could adversely affect our operating results and financial condition.

Fluctuations in the supply and cost of raw materials, energy or other resources may negatively impact our financial results.

The cost and availability of energy or raw materials, including packaging, could materially impact our financial results. We obtain raw materials from many suppliers. Many of our raw materials are petroleum-based derivatives, minerals and metals. Factors such as political instability, civil unrest, higher tariffs, import/export restrictions, trade policy, supply chain disruptions, regulations, supplier operational and labor issues, adverse weather conditions, catastrophic events and natural disasters, armed conflicts and wars, or public health crises may adversely impact our suppliers or the availability and cost of the resource(s) they supply, our ability to meet customer demands for some of our products, staff and maintain operations at affected facilities and our costs generally. In addition, environmental and social regulations, including regulations related to climate change or otherwise, may negatively impact our businesses or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy. Interruptions in the supply of raw materials or sources of energy could have a significant impact on our ability or cost to produce products.

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

The markets in which we operate are fragmented, and we do not face competition from any one company across all our product lines. However, any significant increase in competition resulting from the consolidation of competitors or other competitive dynamics like new product introductions, may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced gross profit margins. Increased competition may also impair our ability to grow or to maintain our current levels of revenues and earnings. Some companies that compete in our markets include Akzo Nobel, Axalta Coating Systems Ltd., Carlisle Companies Inc., H.B. Fuller, Masco Corporation, PPG Industries, Inc., The Sherwin-Williams Company and Sika AG. Several of these companies are much larger than we are and may have greater financial resources than we do. Increased competition with these or other companies could prevent the implementation of price increases or could require price reductions or increased spending to maintain our market share, any of which could adversely affect our results of operations.

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

The loss of, reduced purchases by, or difficulty in collecting amounts due from any of our key customers could harm our business.

During fiscal 2026, 2025 and 2024, no individual customer accounted for more than 10% of our consolidated net sales. However, we have some customers that, individually, purchase a large amount of products and services from us, particularly in the Consumer reportable segment. For example, sales to our single largest customer represented 20%, 23% and 22% of our Consumer segment net sales for fiscal 2026, 2025 and 2024, respectively. If we were to lose one or more of our key customers, experience a delay or cancellation of a significant order, incur a significant decrease in the level of purchases, or experience difficulty in collecting amounts due from any of our key customers, our net revenues could decline materially and our operating results could be reduced materially.

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
•
unforeseen difficulties resulting from insufficient prior experience related to new markets or the operation and management of the acquired companies themselves;

•
unforeseen difficulties in retaining key associates and customers of acquired businesses;
•
increased regulatory and compliance risks;
•
increased risk to our data protection and cybersecurity landscape; and
•
increases in our indebtedness and contingent liabilities, which could in turn restrict our ability to raise additional capital when needed or to pursue other important elements of our business strategy.

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

Our foreign manufacturing operations accounted for approximately 29.8% of our net sales for the fiscal year ended May 31, 2026, not including exports directly from the United States which accounted for approximately 0.9% of our net sales for fiscal 2026. We plan to continue to grow our international operations and the growth and maintenance of such operations could be adversely affected by a public health crisis, civil unrest, invasions and conflicts, war, changes in social, political and economic conditions, inflation rates, trade protection measures, restrictions on foreign investments and repatriation of earnings, changing intellectual property rights, difficulties in staffing and managing foreign operations, changes in regulatory requirements, and other events that restrict the sales of our products or increase our costs. Our ability to effectively manage our foreign operations may pose significant risks that could adversely affect our results of operations, cash flow, liquidity or financial condition.

Cybersecurity threats, data privacy compliance, and artificial intelligence ("AI") could have a negative impact on our business.

We rely on information technology systems, products and applications to conduct our business, including recording and processing transactions, administering human resource activities and associate benefits, manufacturing, marketing and selling our products, researching and developing new products, maintaining and growing our businesses, and supporting and communicating with our associates, customers, suppliers and other stakeholders. Some of these systems and applications are operated by third parties. Disruptions or compromises to information technology, failures to allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate information technology infrastructure, failures to effectively implement system upgrades or patches in a timely manner, or failures in our due diligence regarding third-party providers could result in our business or financial results being negatively impacted.

Additionally, we, ourselves and through our third parties, digitally collect and process different types of information, manually and through AI and other technologies, including personal, confidential, proprietary, and sensitive data, which may include information about our employees, customers, associates, suppliers, distributors and others. Some of this data is stored, accessible or transferred internationally.

The interpretation and application of cybersecurity, AI, biometric, individual privacy, and other data related rules and regulations around the world applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various Data Protection Laws is difficult and failure to comply could cause us to incur substantial costs, suffer reputational damage, or require us to change our business practices in a manner adverse to our business. In addition, some of our systems, tools and resources use, integrate or will integrate some form of AI which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences. It is possible that the information technology tools we use or deploy may negatively affect our reputation, disrupt our operations, or have a material impact on our financial results. Further, although we have implemented internal controls and procedures designed to manage compliance with the Data Protection Laws and protect our data, there can be no assurance that our controls will prevent a breach or that our procedures will enable us to be fully compliant with all Data Protection Laws.

Cyber-attacks or breaches due to security vulnerabilities, associate error, supplier or third-party error, malfeasance or other disruptions may occur. We may be subject to attempts to gain unauthorized access to our data, information technology systems and/or applications.

These risks may be increased as a result of our inability to keep up with advancements in technology or effectively deploy AI, and evolving interpretations of the Data Protection Law requirements, remote work, a public health crisis, war or civil unrest. Future loss, inaccessibility, alteration or misappropriation of information related to us, our associates, former associates, customers, suppliers or others may have a negative impact on our business. A violation of, or failure to comply with, the Data Protection Laws by us, our suppliers, or other third parties, a cyber-attack or a security breach of our systems or that of one of our suppliers or other third parties could lead to negative publicity, legal claims, extortion, ransom, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims, privacy violations and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

Our business and financial condition could be adversely affected if we are unable to protect our intellectual property and other proprietary information or there is a loss in the actual or perceived value of our brands.

We have numerous valuable patents, trade secrets and know-how, domain names, trademarks, trade dress, and trade names, including certain marks that are significant to our business, which are identified under Item 1 of this Annual Report on Form 10-K. Despite our efforts to protect our intellectual property and other proprietary information and rights from unauthorized use or disclosure, other parties may attempt to obtain, disclose or use them without our authorization. Such theft, unauthorized action, use or disclosure could negatively impact our business and financial condition.

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

In addition, advances in AI and increasingly widespread use of advanced technology, by us, our third parties or others, including generative AI tools, may increase the risk of unauthorized access to our intellectual property or otherwise expose our confidential information or trade secrets which could adversely affect the value of our intellectual property, investment in research and development and our business.

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

Although we maintain insurance of various types to cover many of the risks and hazards that apply to our operations, our insurance does not cover every potential risk associated with our operations. The occurrence of a significant event, the risks of which are not fully covered by insurance, could have an adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to obtain or maintain adequate insurance in the future.

We maintain self-insured healthcare benefits for our associates. A rise in healthcare costs, higher than expected claims or increased utilization of our healthcare benefits could therefore materially increase operating expenses and adversely impact our financial results.

If our efforts to achieve stated sustainability goals, targets or objectives fail, or we fail to effectively respond to changing regulatory requirements, our business and reputation may be adversely affected.

We might fail to effectively address increased attention or expectations from the media, stockholders, activists and other stakeholders on climate change and related environmental or other sustainability matters. Such failure, or the perception that we have failed to act responsibly with respect to such matters or to effectively respond to new or additional regulatory requirements related to environmental change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, we have established and publicly announced goals to reduce our impact on the environment and, in the future may establish and publicly announce other goals or commitments associated with our sustainability initiatives. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control, including evolving regulatory requirements. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Laws and regulations in different jurisdictions may conflict or have different reporting requirements. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances, which could result in significant revisions to our baseline data, current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, are perceived to have failed, or are delayed in achieving these goals and commitments, it could negatively affect investor confidence in us, as well as expose us to government enforcement actions and private litigation.

LEGAL AND REGULATORY RISKS

The industries in which we operate expose us to inherent risks of legal and warranty claims and other litigation-related risks and costs, which could adversely impact our business.

We face an inherent risk of legal claims if the exposure to, or the failure, use, or misuse of our products results, or is alleged to result, in performance, defect and compliance warranty claims, bodily injury and/or property damage or if we fail to implement appropriate oversight or monitor and assess business risks. In the course of our business, we are subject to a variety of inquiries, investigations and claims by regulators, as well as claims and lawsuits, including class actions by private parties which relate to, among other things, breach of contract, employment, product liability, fiduciary duty, performance, defects, and compliance warranty claims, asbestos or other chemicals or materials that are or were in our products, whether intentionally added or resulting from contamination, the environment, and intellectual property. Due to their uncertain nature these matters may result in losses, some of which may be material. We are defending claims and class action lawsuits, and could be subject to future claims and lawsuits, in which significant financial damages are alleged and may be owed. These matters sometimes consume material financial resources to defend and can be a distraction to management. Some, but not all of such matters are insured. We offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses and, as a result, from time to time we may experience higher levels of warranty expense, which is typically reflected in selling, general and administrative expenses. The nature and extent to which we use reactive chemistry or hazardous or flammable materials in our manufacturing processes creates product risk including, with improper use or disposal, the potential for damage to persons and property that, if realized, could be material.

Compliance with environmental, sustainability, health and safety and other laws and regulations could subject us to unforeseen future expenditures or liabilities, which could have a material adverse effect on our business.

We are subject to numerous, complicated and often increasingly stringent environmental, health and safety laws and regulations, including those developed in response to climate change, in the jurisdictions where we conduct business and sell our products. Governmental and regulatory authorities impose various laws and regulations on us that relate to environmental protection, the use, sale, transportation, disposal, import and export of certain chemicals or hazardous materials, and various health and safety matters, including the preparation, storage, and sale of food industry coatings and solutions, discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the use of certain chemicals in product formulations, and the investigation and remediation of soil and groundwater affected by hazardous substances and those related to climate change. These laws and regulations include the U.S. Clean Air Act, the Clean Water Act, RCRA, CERCLA, TSCA, Canada’s Chemical Management Program and DSL, EU and UK, REACH and many other federal, state, provincial, local and international statutes. They often impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, not addressing certain issues, including those pertaining to our or our predecessors’ past or present facilities and third-party disposal sites. We are currently undertaking remedial activities at a number of our properties and could be subject to presently unknown future liability which could be material. In addition, certain services, products, manufacturing processes or locations may require specific permits, licenses or other certifications. Failure to properly obtain or maintain these permits, licenses and certifications could result in the inability to provide services or produce product, or the shutdown of certain facilities.

We may not always be in full compliance with all environmental, health and safety laws and regulations in every jurisdiction in which we conduct our business. In addition, if we violate or fail to comply with environmental, health and safety laws (including related to permitting), we could be fined or otherwise sanctioned by regulators, including enjoining or curtailing operations or sales, remedial or corrective measures, installing pollution control equipment, or other actions. We could be liable for consequences arising out of human exposure to hazardous substances or chemicals of concern relating to our products or operations. We may be required to make additional expenditures to remain in or to achieve compliance with environmental, health or safety laws or changes in stakeholder preferences or expectations in the future, and any such additional expenditures may have a material adverse effect on our business, financial condition, results of operations or cash flows. If regulatory permits or registrations are delayed, withdrawn, restricted, or rejected, subsequent operations at our businesses could be impacted, which could have an adverse effect on our results of operations.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business.

Our businesses are subject to varying domestic and foreign laws and regulations that may restrict or adversely impact our ability to conduct our business. These include securities, environmental, sustainability, health, safety, accounting, tax, competition and anti-trust, insurance, warranty, trade controls, data security and protection, anti-corruption, anti-money laundering, licensing, labor, wage and hour and other employment, and privacy laws and regulations. These laws and regulations change from time to time and thus may result in increased risk and costs to us related to our compliance therewith. From time-to-time regulators review our compliance with applicable laws. We have not always been, and may not always be, in full compliance with all laws and regulations applicable to our business and, thus enforcement actions, fines and private litigation claims and damages, which could be material, may occur, notwithstanding our belief that we have in place appropriate risk management and compliance programs to mitigate these risks.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries, as well as trade sanctions administered by the office of Foreign Assets Control and the Department of Commerce.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of other countries generally prohibit companies and their intermediaries from making or receiving improper payments to governmental officials or others for the purpose of obtaining or retaining business or for other unfair advantage. While our policies mandate compliance with anti-bribery laws, we operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices.

We are required to comply with U.S. regulations on trade sanctions and embargoes administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, the Commerce Department and similar multi-national bodies and governmental agencies worldwide, which are complex and often changing. A violation of these regulations could subject us to regulatory enforcement actions, including a loss of export privileges and significant civil and criminal penalties and fines.

Although we have internal controls and procedures designed to ensure compliance, there can be no assurance that our controls and procedures will prevent a violation of these laws. Violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, financial condition, and cash flows.

We could be adversely affected by or incur liability for the actions or inaction of our third parties.

We vet and monitor customers, suppliers, service providers, social media influencers, product applicators, sales agents and distributors and other parties that we engage in an effort to ensure that their business practices are in compliance with applicable laws and regulations, and our values and expectations, including applying appropriate technical security measures, observing data, privacy and human rights expectations, and preventing illegal trade and corruption. In the event one of our third parties experiences a data breach, is found to have violated applicable laws or regulations, loses favor in the market, or the business practices of the third party come under scrutiny or are found to not align to our values or expectations, we could be subject to legal claims, fines and reputational damage related to the third-party relationship. In the event any third-party claim, legal violation or business practice requires us to sever the third-party relationship, we could also experience an impact on our services, operations, sales, or our ability to obtain products or services.

We are subject to the effect of tax law changes in all the jurisdictions in which we operate.

Our operations are subject to various federal, state, local and foreign tax laws and regulations which govern, among other things, taxes on worldwide income. Tax law changes may increase applicable tax rates, impose tariffs or create reciprocal tariffs, increase our costs, adversely affect our results of operations, cash flow or financial condition, have retroactive application, or impose stricter compliance requirements in the jurisdictions in which we operate, which could reduce our consolidated net earnings.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

Our cyber-security risk strategy includes policies and procedures for assessing, identifying and managing material cybersecurity threats. Our program is based on the U.S. National Institute for Standards and Technology (NIST) cybersecurity framework and other applicable industry frameworks. Our cybersecurity posture is risk based, focused on the areas of higher risk to the company and our associates. Our cybersecurity policies, standards and practices are integrated into our enterprise risk management approach, and cybersecurity risks are among the enterprise risks that are subject to oversight by the Board of Directors acting through the Audit Committee of the Board of Directors.

We use third party vendors to perform ongoing security monitoring, reporting and forensic analysis, including annual external penetration testing. Security standards are established and defined with respect to administrator accounts, backups, encryption, passwords, website certifications, antivirus software, endpoint management, firewalls, wi-fi networks, vulnerability scanning, identity management, server protection, patching, privacy by design, and data breach reporting. We perform ongoing employee cybersecurity awareness and training activities, which includes regular phishing testing, and we maintain cyber insurance coverage.

We conduct annual internal audits to test compliance with our technology policies, security procedures and controls. Our third-party information technology providers, consultants and vendors are vetted by our information security teams to assess cybersecurity risks and mitigation measures, where applicable.

We continue to increase our cybersecurity investments and safeguards designed to detect and prevent cybersecurity incidents. Notwithstanding our increased cybersecurity investments and preparedness activities, threat actors and cybersecurity incidents continue to pose a risk to the security of our systems, equipment, facilities, and networks and to the confidentiality, availability and integrity of our data, including but not limited to intellectual property, confidential information and personal data. Cybersecurity incidents are investigated and remediated in accordance with our incident response procedures and other policies and procedures. For more information on how a cybersecurity incident may impact the Company, refer to the risk factor titled “Cybersecurity threats, data privacy compliance, and use of AI could have a negative impact on our business,” in Item 1A of this Annual Report on Form 10-K.

While we have experienced cybersecurity incidents that have disrupted our operations in the past, to date, no cybersecurity incidents have had or are likely to have, a material impact on RPM.

Cybersecurity is overseen by the Audit Committee of the Board of Directors. The Senior Director - Information Security coordinates with and directs cybersecurity initiatives through information technology and cybersecurity personnel across the Company.

The Senior Director - Information Security has over 15 years of experience in the information technology and cybersecurity field as well as over 15 years of experience in auditing information security, including previous roles in information security architecture, information technology and information security audit and governance. The Senior Director - Information Security has completed a CISO Academy Workshop, where he gained valuable insights to help improve our cybersecurity posture and program while better aligning it to our overall business strategy and operating model. He received a BA in math and computer science from Ohio Wesleyan University and holds an Information Systems Auditor certification.

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

We utilize a technology-based reporting system to identify and log data-related events. Cybersecurity incidents are assessed for actual or potential impact on the business and any relevant data subjects. Materiality of cybersecurity incidents is assessed and determined by the Cybersecurity Team. The Cybersecurity Team consists of the Chief Financial Officer, the General Counsel, the Vice President - IT and the Senior Director - Information Security. In the event a cybersecurity incident is determined to have, or is likely to have, a material impact on the Company, the Chair of the Audit Committee of the Board of Directors is directly notified by the General Counsel in coordination with the Chief Financial Officer and Senior Director - Information Security.

Item 2. Properties.

Our corporate headquarters and a plant and offices for one subsidiary are located on approximately 180 acres, which we own in Medina, Ohio. As of May 31, 2026, our overall operations occupied a total of approximately 20.3 million square feet, with the majority, approximately 17.1 million square feet, devoted to manufacturing, assembly and warehousing. Of the approximately 20.3 million square feet occupied, approximately 10.9 million square feet are owned and approximately 9.4 million square feet are occupied under operating leases.

Set forth below is a description, as of May 31, 2026, of our principal, owned facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Cacapava, Brazil	Euclid (CPG)	485,691
Pleasant Prairie, Wisconsin	Rust-Oleum (Consumer)	261,000
Fairborn, Ohio	Rust-Oleum (Consumer)	258,886
Cleveland, Ohio	Day-Glo (Consumer)	224,624
LaFayette, Georgia	Euclid (CPG)	201,109
Corsicana, Texas	Tremco (CPG)	185,578
Dayton, Nevada	Carboline (PCG)	185,400
Zelem, Belgium	Rust-Oleum (Consumer)	172,137
Cleveland, Ohio	Tremco (CPG)	160,300
Bodenwoehr, Germany	CPG Europe (CPG)	156,184
Coaldale, Alberta, Canada	Nudura (CPG)	150,705
Houthalen, Belgium	Day-Glo (Consumer)	147,575
Baltimore, Maryland	DAP (Consumer)	144,200
Hagerstown, Maryland	Rust-Oleum (Consumer)	143,000
Cleveland, Ohio	Euclid (CPG)	140,378
Tipp City, Ohio	DAP (Consumer)	140,000
Arkel, Netherlands	CPG Europe (CPG)	138,542
El Marques, Mexico	Fibergrate (PCG)	136,950
Attleboro, Massachusetts	Rust-Oleum (Consumer)	133,650
Hudson, North Carolina	Wood Finishes Group (PCG)	132,300
Ellaville, Georgia	TCI (PCG)	129,600
Simandre-sur-Suran, France	Fibergrate (PCG)	123,785
South Sioux City, Nebraska	Tremco (CPG)	122,262
Wigan, Lancashire, United Kingdom	CPG Europe (CPG)	122,000
Serendah, Malaysia	Platform (PCG)	121,245
Tocancipa, Colombia	Euclid (CPG)	114,849
Johannesburg, South Africa	Stonhard (PCG)	112,956
Birtley, United Kingdom	Rust-Oleum (Consumer)	112,231
Lesage, West Virginia	Rust-Oleum (Consumer)	112,000
Candeias, Brazil	Euclid (CPG)	111,411
Somerset, New Jersey	Rust-Oleum (Consumer)	110,000
Lake Charles, Louisiana	Carboline (PCG)	109,617
Richmond, Missouri	Stonhard (PCG)	100,411
Maple Shade, New Jersey	Stonhard (PCG)	80,606
Kirkland, Illinois	Euclid (CPG)	78,825
Tultitlan, Mexico	Euclid (CPG)	75,422
Dallas, Texas	DAP (Consumer)	74,000
Genk, Belgium	Tremco (CPG)	73,195
Medina, Ohio	Tremco (CPG)	72,300
Cleveland, Ohio	Tremco (CPG)	66,100
Weatherford, Texas	Rust-Oleum (Consumer)	63,500
Alghero, Italy	Stonhard (PCG)	62,776
Pacific, Missouri	DAP (Consumer)	60,000
Woodlake, California	Dryvit (CPG)	41,475
Vallirana, Spain	Carboline (PCG)	39,439
Columbus, Georgia	Dryvit (CPG)	39,200
Saint Apollinaire, France	CPG Europe (CPG)	37,619
Sand Springs, Oklahoma	Dryvit (CPG)	36,998
Twistringen, Germany	CPG Europe (CPG)	32,873
Fort Wayne, Indiana	Stonhard (PCG)	26,700
Chennai, India	Carboline (PCG)	24,000
Pasadena, Texas	Euclid (CPG)	23,360
Radziejowice, Poland	Dryvit (CPG)	21,140

Set forth below is a description, as of May 31, 2026, of our principal, leased facilities which we believe are material to our operations:

		Approximate
		Square Feet Of
Location	Business/Segment	Floor Space
Martinsburg, West Virginia	Rust-Oleum (Consumer)	943,564
Kenosha, Wisconsin	Rust-Oleum (Consumer)	850,243
Cleveland, Ohio	Tremco (CPG)	583,565
Genk, Belgium	Rust-Oleum (Consumer)	363,185
Koblenz, Germany	CPG Europe (CPG)	344,445
Fairborn, Ohio	Rust-Oleum (Consumer)	340,292
Riverside, California	Rust-Oleum (Consumer)	309,535
Toronto, Ontario, Canada	Tremco (CPG)	301,748
Baltimore, Maryland	DAP (Consumer)	289,495
Vaughan, Ontario, Canada	Rust-Oleum (Consumer)	272,767
Granby, Quebec, Canada	Nudura (CPG)	246,926
Columbus, Georgia	Nudura (CPG)	216,129
North Kingstown, Rhode Island	Dryvit (CPG)	173,980
Elgin, Illinois	Profile Foods (PCG)	135,490
Gateshead, Tyne, United Kingdom	Rust-Oleum (Consumer)	135,000
Garland, Texas	DAP (Consumer)	130,900
Burlington, Washington	Legend Brands (CPG)	113,875
Brooklyn Park, Minnesota	Rust-Oleum (Consumer)	110,054
Lake Charles, Louisiana	Carboline (PCG)	100,035
Leicester, Leicestershire, United Kingdom	CPG Europe (CPG)	95,977
Johor Bahru, Malaysia	Platform (PCG)	71,860
Al Rafaah, United Arab Emirates	Platform (PCG)	69,302
Sriperumbudur, India	Platform (PCG)	68,000
Louisa, Virginia	Carboline (PCG)	60,000

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table presents information about repurchases of RPM International Inc. Common Stock made by us during the fourth quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (2)
March 1, 2026 through March 31, 2026	246,743	$101.49	246,321	—
April 1, 2026 through April 30, 2026	11,280	$106.45	—	—
May 1, 2026 through May 31, 2026	4,287	$105.97	—	—
Total - Fourth Quarter	262,310	$101.78	246,321	—

(1)
All of the 15,989 shares of common stock that were disposed of back to us during the three-month period ended May 31, 2026 were in satisfaction of tax obligations related to the vesting of restricted stock, which was granted under RPM International Inc.'s equity and incentive plans.
(2)
The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $114.8 million at May 31, 2026. Refer to Note I, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

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

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2026, 2025 and 2024.

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

Measuring a potential impairment of amortizable intangible and other long-lived assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts are measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses are based on the best information available, including internal estimates of discounted cash flows, market participant assumptions, quoted market prices, when available, and independent appraisals, as appropriate, to determine fair values. Cash flow estimates are based on our historical experience and our internal business plans, with appropriate discount rates applied.

Additionally, we test indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied both the qualitative and quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarter of fiscal 2026, and applied only the quantitative process during the fourth quarters of fiscal 2025 and 2024.

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

In determining the adequacy of valuation allowances, we consider cumulative and anticipated amounts of domestic and international earnings or losses of an appropriate character, anticipated amounts of foreign source income, as well as the anticipated taxable income resulting from the reversal of future taxable temporary differences. We intend to maintain any recorded valuation allowances until sufficient positive evidence (for example, cumulative positive foreign earnings or capital gain income) exists to support a reversal of the tax valuation allowances.

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

During fiscal 2025, we reassessed certain of our income tax positions following developments in U.S. income tax case law. Based on this analysis and interpretation, we recognized a $43.9 million net increase to our deferred income tax assets for U.S. foreign tax credit carryforwards because of these developments. The amount recorded was our estimate of the deferred tax assets for these credits that we expect to realize during the carryforward period. It is possible that the amount recorded could be adjusted if there are changes in U.S. income tax laws, regulations, case law, guidance or other positions issued by the Internal Revenue Service. Further, the amount recorded could change based on our future results or the implementation, if any, of income tax planning.

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

Changes in our key plan assumptions would impact net periodic benefit expense and the projected benefit obligation for our defined benefit and various postretirement benefit plans. Based upon May 31, 2026 information, the following tables reflect the impact of a 1% change in the key assumptions applied to our defined benefit pension plans in the United States and internationally:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2026	$(5.2)	$5.6	$(0.9)	$1.8
(Decrease) increase in obligation as of May 31, 2026	$(56.0)	$64.9	$(20.8)	$25.7
Expected Return on Plan Assets
(Decrease) increase in expense in FY 2026	$(7.4)	$7.4	$(1.9)	$1.9
(Decrease) increase in obligation as of May 31, 2026	N/A	N/A	N/A	N/A
Compensation Increase
Increase (decrease) in expense in FY 2026	$5.2	$(4.8)	$0.9	$(0.9)
Increase (decrease) in obligation as of May 31, 2026	$22.9	$(20.7)	$3.7	$(3.0)

Based upon May 31, 2026 information, the following table reflects the impact of a 1% change in the key assumptions applied to our various postretirement health care plans:

	U.S.		International
	1% Increase	1% Decrease	1% Increase	1% Decrease
(In millions)
Discount Rate
(Decrease) increase in expense in FY 2026	nm	nm	$(0.4)	$0.6
(Decrease) increase in obligation as of May 31, 2026	nm	nm	$(3.1)	$3.9
nm - not meaningful

BUSINESS SEGMENT INFORMATION

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we now report under three reportable segments instead of our four previous reportable segments. Our three reportable segments are: CPG, PCG and Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results have been recast to reflect the impact of this change. See Note R, "Segment Information," of Notes to the Consolidated Financial Statements for additional detail regarding this change in reportable segments.

The following table reflects the results of our reportable segments consistent with our management philosophy, and represents the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

SEGMENT INFORMATION
(In thousands)
Year Ended May 31,	2026	2025	2024
Net Sales
CPG Segment	$3,069,785	$2,874,452	$2,827,813
PCG Segment	2,131,914	1,995,816	1,958,606
Consumer Segment	2,661,723	2,502,376	2,548,858
Total	$7,863,422	$7,372,644	$7,335,277
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$448,328	$425,111	$388,321
Interest (Expense), Net (b)	(2,475)	(2,496)	(5,165)
EBIT (c)	$450,803	$427,607	$393,486

PCG Segment
Income Before Income Taxes (a)	$309,044	$277,975	$245,750
Interest Income, Net (b)	3,175	2,734	5,237
EBIT (c)	$305,869	$275,241	$240,513

Consumer Segment
Income Before Income Taxes (a)	$362,445	$332,827	$403,203
Interest (Expense) Income, Net (b)	(363)	(1,421)	2,165
EBIT (c)	$362,808	$334,248	$401,038

Corporate/Other
(Loss) Before Income Taxes (a)	$(249,477)	$(243,153)	$(249,437)
Interest (Expense), Net (b)	(64,992)	(71,261)	(75,232)
EBIT (c)	$(184,485)	$(171,892)	$(174,205)

Consolidated
Net Income	$662,483	$690,327	$589,442
Add: (Provision) for Income Taxes	(207,857)	(102,433)	(198,395)
Income Before Income Taxes (a)	870,340	792,760	787,837
Interest (Expense)	(111,544)	(96,543)	(117,969)
Investment Income, Net	46,889	24,099	44,974
EBIT (c)	$934,995	$865,204	$860,832

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

RESULTS OF OPERATIONS

The following discussion includes a comparison of Results of Operations and Liquidity and Capital Resources for the years ended May 31, 2026 and 2025. For comparisons of the years ended May 31, 2025 and 2024, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025 as filed on July 24, 2025.

Net Sales

	Fiscal year ended May 31,
(In millions, except percentages)	2026	2025	Total Growth	Organic Growth (Decline)(1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$3,069.8	$2,874.4	6.8%	4.5%	0.8%	1.5%
PCG Segment	2,131.9	1,995.8	6.8%	4.1%	1.5%	1.2%
Consumer Segment	2,661.7	2,502.4	6.4%	(2.6%)	8.4%	0.6%
Consolidated	$7,863.4	$7,372.6	6.7%	2.0%	3.6%	1.1%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment generated organic sales growth during fiscal 2026. This growth was driven by systems and roofing solutions serving high-performance buildings and infrastructure projects, along with strength in the concrete admixture business, partially offset by soft market conditions in select international markets and in the disaster restoration business due to reduced storm activity compared to the prior period. Favorable foreign currency translation also contributed to the sales increase.

Our PCG segment generated organic sales growth during fiscal 2026 when compared to the prior year, driven by growth in turnkey flooring solutions serving high-performance buildings, protective coatings, fireproofing coatings, food industry coatings and solutions, and specialty OEM coatings, along with strong demand in India and the Middle East. Acquisitions and favorable foreign currency translation also contributed to the sales increase.

Our Consumer segment experienced organic sales declines in fiscal 2026 due to softness in DIY and European markets, product rationalization, and weak demand in our Color Group, partially offset by improved pricing to recover cost inflation. These organic sales declines were offset by acquisitions.

Gross Profit Margin Our consolidated gross profit margin of 41.4% of net sales for fiscal 2026 was consistent with the comparable prior year period. Gross profit margin remained flat as cost inflation, inclusive of tariff-related impacts, reduced fixed-cost absorption at businesses with volume declines, unfavorable sales mix, and temporary inefficiencies due to MAP 2025 plant consolidations were offset by improved pricing to recover cost inflation and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect that the inflationary headwinds noted above, as well as the impact from geopolitical-driven inflation, will be reflected in our results in fiscal 2027.

SG&A Expenses Our consolidated SG&A expense increased by approximately $141.6 million during fiscal 2026 versus fiscal 2025 and decreased slightly to 29.1% of net sales for fiscal 2026 from 29.2% of net sales for fiscal 2025. This increase was primarily driven by $70.2 million of additional SG&A from acquisitions, foreign currency translation, investments in growth initiatives, merit increases, as well as increased healthcare costs, commission expenses, distribution costs and a $9.7 million property, plant and equipment impairment charge in our Consumer segment as described further in Note A(6), "Summary of Significant Accounting Policies - Property, Plant & Equipment," to the Consolidated Financial Statements. This was partially offset by a $14.4 million gain on earn-out liability fair value adjustments primarily associated with the Star Brands Group acquisition, along with MAP 2025 benefits, savings from 2026 restructuring actions and decreased professional fees related to our MAP 2025 initiatives.

Our CPG segment SG&A increased approximately $68.6 million in fiscal 2026 versus fiscal 2025 and increased as a percentage of net sales. The increase was mainly due to $8.8 million of additional SG&A related to acquisitions, foreign currency translation, merit increases, increased sales compensation and increased warranty expense, partially offset by reduced bad debt expense, MAP 2025 savings and savings from 2026 restructuring actions.

Our PCG segment SG&A was approximately $5.7 million higher for fiscal 2026 versus fiscal 2025 but decreased as a percentage of net sales. The increase in expense was driven by $9.1 million of additional SG&A related to acquisitions, foreign currency translation and merit increases, partially offset by MAP 2025 savings, savings from 2026 restructuring actions and a $4.7 million expense related to the adverse legal ruling in the prior period, which did not recur as described further in Note P, "Contingencies and Other Accrued Losses," to the Consolidated Financial Statements.

Our Consumer segment SG&A increased by approximately $46.7 million during fiscal 2026 versus fiscal 2025 and increased as a percentage of net sales. The year-over-year increase in SG&A was primarily attributable to $52.3 million of additional SG&A related to acquisitions, the $9.7 million property, plant and equipment impairment charge and foreign currency translation, along with increased distribution costs and advertising costs. These increases were partially offset by a $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, a $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program and a $4.4 million bad debt expense related to a retail customer bankruptcy in the prior period that did not recur, along with MAP 2025 savings and savings from 2026 restructuring actions.

Our corporate/other category SG&A was approximately $20.6 million higher during fiscal 2026 versus fiscal 2025. This was mainly due to increased healthcare costs, insurance costs, compensation costs and higher executive departure costs, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the fiscal years ended May 31, 2026 and 2025, as the service cost component has a significant impact on our SG&A expense:

	Fiscal year ended May 31,
(In millions)	2026	2025	Change
Service cost	$50.3	$49.3	$1.0
Interest cost	47.5	48.4	(0.9)
Expected return on plan assets	(63.4)	(57.6)	(5.8)
Amortization of:
Prior service (credit) cost	(0.1)	0.2	(0.3)
Net actuarial losses recognized	6.0	9.2	(3.2)
Curtailment/settlement losses	0.6	-	0.6
Total Net Periodic Pension & Postretirement Benefit Costs	$40.9	$49.5	$(8.6)

We expect that pension and postretirement expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict in light of the lingering macroeconomic uncertainties associated with tariff-related impacts and geopolitical uncertainty, but which may have a material impact on our consolidated financial results in the future. A decrease of 1% in the discount rate or the expected return on plan assets assumptions would result in $8.0 million and $9.3 million higher expense, respectively. The assumptions and estimates used to determine the discount rate and expected return on plan assets are more fully described in Note N, “Pension Plans,” and Note O, “Postretirement Benefits,” to our Consolidated Financial Statements. Further discussion and analysis of the sensitivity surrounding our most critical assumptions under our pension and postretirement plans is discussed above in “Critical Accounting Policies and Estimates - Pension and Postretirement Plans.”

Restructuring Expense

Our MAP 2025 initiative was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs into fiscal 2027. We currently expect to incur approximately $5.3 million of future additional charges as projects related to MAP 2025 are completed.

We also incurred costs associated with our 2026 restructuring action in the second half of fiscal 2026. The initial focus of the program is eliminating SG&A costs through the structural realignment and elimination of certain levels of management, as well as certain footprint rationalization initiatives. The objective of which is to better align our resources with our strategic priorities and navigate the current economic environment. As we finalize our next multi-year MAP initiative, we will continue to identify improvement and cost savings opportunities, as well as establish the expected duration of the program. We currently expect to incur approximately $7.2 million of future additional charges related to the implementation of this initiative.

The following table summarizes restructuring charges recorded during the years ended May 31, 2026 and 2025:

	2026 Restructuring Action		MAP 2025
	Fiscal year ended May 31,		Fiscal year ended May 31,
(In millions)	2026	2025	2026	2025
Severance and benefit costs	$23.0	$-	$10.8	$17.7
Facility closure and other related costs	1.4	-	7.4	6.8
Other restructuring costs	-	-	-	0.5
Total Restructuring Costs	$24.4	$-	$18.2	$25.0

For further information and details about restructuring initiatives, see Note B, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Fiscal year ended May 31,
(In millions, except percentages)	2026	2025
Interest expense	$111.5	$96.5
Average interest rate (1)	4.24%	4.00%
(1) The interest rate increase was a result of higher market rates on the variable cost borrowings.

(In millions)	Change in interest expense
Acquisition-related borrowings	$27.7
Non-acquisition-related average borrowings	(18.3)
Change in average interest rate	5.6
Total Change in Interest Expense	$15.0

Investment (Income), Net

See Note A(15), "Summary of Significant Accounting Policies - Investment (Income), Net," to the Consolidated Financial Statements for details.

Other (Income) Expense, Net

See Note A(16), "Summary of Significant Accounting Policies - Other (Income) Expense, Net," to the Consolidated Financial Statements for details.

Income Before Income Taxes (“IBT”)

	Fiscal year ended May 31,
(In millions, except percentages)	2026	% of net sales	2025	% of net sales
CPG Segment	$448.3	14.6%	$425.1	14.8%
PCG Segment	309.0	14.5%	278.0	13.9%
Consumer Segment	362.5	13.6%	332.8	13.3%
Non-Op Segment	(249.5)	—	(243.1)	—
Consolidated	$870.3	11.1%	$792.8	10.8%

On a consolidated basis, our results reflect improved sales, MAP 2025 operational improvements, savings from 2026 restructuring actions and improved investment returns, partially offset by unfavorable sales mix, cost inflation, temporary inefficiencies due to MAP 2025 plant consolidations, increased interest expense, increased SG&A as a result of higher healthcare costs, investments in growth initiatives and increased restructuring expense. Our CPG segment results reflect improved sales, MAP 2025 benefits and savings from 2026 restructuring actions, partially offset by temporary inefficiencies due to MAP 2025 plant consolidations, increased SG&A due to investments in growth initiatives and increased restructuring expense. Our PCG segment results reflect earnings contributed by higher sales volumes, MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions, partially offset by growth investments, cost inflation, unfavorable mix and increased restructuring expense. In addition, our prior period PCG segment results reflect the $4.7 million expense related to the adverse legal ruling. Our Consumer segment results reflect the $12.7 million gain on a fair value adjustment of the earn-out liability associated with the Star Brands Group acquisition, the $4.4 million net gain on the sale of three properties that were closed as part of our MAP 2025 program, the integration of acquired businesses, MAP 2025 benefits and savings from 2026 restructuring actions. Our prior period Consumer segment results also include the $11.4 million goodwill impairment charge that did not recur. This was partially offset by the $9.7 million property, plant and equipment impairment charge, cost inflation, increased marketing expenses, and reduced fixed-cost absorption from lower volumes and temporary inefficiencies from a plant consolidation and ramp up of a shared distribution center. Our corporate/other category results reflect increased healthcare costs, compensation costs, interest expense and increased restructuring expense, partially offset by decreased professional fees related to our MAP 2025 operational improvement initiatives, improved investment returns, savings from 2026 restructuring actions and reduced pension non-service costs.

Income Tax Rate The effective income tax rate was 23.9% for fiscal 2026 compared to an effective income tax rate of 12.9% for fiscal 2025. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for the components of the effective income tax rates.

Net Income

	Fiscal year ended May 31,
(In millions, except percentages and per share amounts)	2026	% of net sales	2025	% of net sales
Net income	$662.5	8.4%	$690.3	9.4%
Net income attributable to RPM International Inc. stockholders	661.4	8.4%	688.7	9.3%
Diluted earnings per share	5.17		5.35

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Approximately $898.7 million of cash was provided by operating activities during fiscal 2026, compared with $768.2 million of cash provided by operating activities during fiscal 2025. The net change in cash from operations includes the change in net income, which decreased by $27.8 million year over year. The prior year net income is elevated because of significant non-cash adjustments related to deferred income taxes.

The change in accounts receivable during fiscal 2026 provided approximately $64.3 million less cash than fiscal 2025. This was primarily due to the timing of sales in our CPG and Consumer segments, which generated strong sales growth at the end of fiscal 2026. Average days sales outstanding at May 31, 2026 increased to 63.7 days from 63.0 days at May 31, 2025.

During fiscal 2026, the change in inventory provided approximately $53.0 million more cash compared to our spending during fiscal 2025 as a result of improved procurement practices enabled by MAP 2025 and the use of safety stock strategically purchased during the fourth quarter of fiscal 2025 to mitigate the impact of tariffs. Average days inventory outstanding at May 31, 2026 increased to 86.5 days from 85.8 days at May 31, 2025.

The change in accounts payable during fiscal 2026 used approximately $16.4 million more cash than during fiscal 2025, but still had a favorable impact on cash flow in the current period. This is associated with working capital efficiencies enabled by MAP 2025 initiatives, including improved procurement practices. This is in comparison to more pronounced benefits realized in the comparable prior year period when these initiatives were implemented. Average days payables outstanding at May 31, 2026 increased to 94.3 days from 91.3 days at May 31, 2025.

Investing Activities

For fiscal 2026, cash used for investing activities decreased by $408.3 million to $417.2 million as compared to $825.5 million in the prior year period. This year-over-year decrease in cash used for investing activities was primarily driven by a $393.4 million decrease in cash used for business acquisitions.

We paid for capital expenditures of $223.5 million and $229.9 million during the periods ended May 31, 2026 and 2025, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continued to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2026.

Our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to the rebalancing of the portfolio, along with differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At May 31, 2026 and 2025, the fair value of our investments in marketable securities totaled $199.7 million and $159.7 million, respectively.

As of May 31, 2026, approximately $291.8 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with approximately $274.9 million as of May 31, 2025. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the United States generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For fiscal 2026, financing activities used $482.2 million of cash compared to $121.9 million of cash provided from financing activities in the prior year. This was driven principally by debt-related activities. During fiscal 2026, we repaid $197.8 million on our revolving credit facility and borrowed $84.0 million on our accounts receivable securitization program ("AR Program"). In comparison, we borrowed $418.1 million on our revolving credit facilities and $60.0 million on our AR Program to finance business acquisitions, primarily driven by the acquisition of the Star Brands Group in fiscal 2025. Refer to Note G, “Borrowings,” to the Consolidated Financial Statements for a discussion of significant debt-related activity that occurred in fiscal 2026 and 2025, significant components of our debt, and our available liquidity.

The following table summarizes our financial obligations and their expected maturities at May 31, 2026, and the effect such obligations are expected to have on our liquidity and cash flow in the periods indicated.

Contractual Obligations
	Total Contractual	Payments Due In
(In thousands)	Payment Stream	2027	2028-29	2030-31	After 2031
Long-term debt obligations	$2,523,367	$400,923	$624,289	$598,155	$900,000
Finance lease obligations	22,540	8,043	10,224	2,884	1,389
Operating lease obligations	512,100	89,954	131,909	85,118	205,119
Other long-term liabilities (1):
Interest payments on long-term debt obligations	703,500	68,275	106,550	74,700	453,975
Contributions to pension and postretirement plans (2)	320,300	8,700	20,500	18,500	272,600
Total	$4,081,807	$575,895	$893,472	$779,357	$1,833,083

(1)
Excluded from other long-term liabilities are our gross long-term liabilities for unrecognized tax benefits, which totaled $2.4 million at May 31, 2026. Currently, we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities related to these liabilities.
(2)
These amounts represent our estimated cash contributions to be made in the periods indicated for our pension and postretirement plans, assuming no actuarial gains or losses, assumption changes or plan changes occur in any period. The projected contributions assume the required minimum amounts will be contributed.

The U.S. dollar fluctuated throughout the year and was weaker against other major currencies where we conduct operations, causing a favorable change in the accumulated other comprehensive income (loss) (refer to Note K, “Accumulated Other Comprehensive Income (Loss),” to the Consolidated Financial Statements) component of stockholders’ equity of $42.0 million this year versus an unfavorable change of $9.0 million last year. The change in fiscal 2026 was in addition to a favorable net change of $44.3 million related to adjustments required for minimum pension and other postretirement liabilities.

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

Interest Rate Risk

Our primary interest rate risk exposure results from our floating rate debt, including various revolving and other lines of credit (refer to Note G, “Borrowings,” to the Consolidated Financial Statements). If there was a 100-basis point increase or decrease in interest rates it would have resulted in an increase or decrease in interest expense of $9.2 million and $4.8 million for fiscal 2026 and 2025, respectively. Our primary exposure to interest rate risk is movements in the Secured Overnight Financing Rate (SOFR), European Short-Term Rate (ESTR), and Canadian Overnight Repo Rate Average (CORRA). At May 31, 2026, approximately 34.4% of our debt was subject to floating interest rates.

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

If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the years ended May 31, 2026 and 2025. We do not currently use financial derivative instruments for trading purposes, nor do we engage in foreign currency, commodity or interest rate speculation.

FORWARD-LOOKING STATEMENTS

The foregoing discussion includes forward-looking statements relating to our business. These forward-looking statements, or other statements made by us, are made based on our expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors (including those specified below), which are difficult to predict and, in many instances, are beyond our control. As a result, our actual results could differ materially from those expressed in or implied by any such forward-looking statements. These uncertainties and factors include (a) global and regional markets and general economic conditions, including uncertainties surrounding the volatility in financial markets, the availability of capital and the viability of banks and other financial institutions; (b) the prices, supply and availability of raw materials, including assorted pigments, resins, solvents, and other natural gas- and oil-based materials; packaging, including plastic and metal containers; and transportation services, including fuel surcharges; (c) continued growth in demand for our products; (d) legal, environmental and litigation risks inherent in our businesses and risks related to the adequacy of our insurance coverage for such matters; (e) the effect of changes in interest rates; (f) the effect of fluctuations in currency exchange rates upon our foreign operations; (g) changes in global trade policies, including the adoption or expansion of tariffs and trade barriers; (h) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to domestic and international political, social, economic and regulatory factors; (i) risks and uncertainties associated with our ongoing acquisition and divestiture activities; (j) the timing of and the realization of anticipated cost savings from restructuring initiatives, the ability to identify additional cost savings opportunities, and the risks of failing to meet any other objectives of our improvement plans; (k) risks related to the adequacy of our contingent liability reserves; (l) risks relating to a public health crisis similar to the Covid pandemic; (m) risks related to acts of war similar to the Middle East conflict and the Russian invasion of Ukraine; (n) risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; (o) risks related to our or our third parties' use of technology including AI, data breaches and data privacy violations; (p) the shift to remote work and online purchasing and the impact that has on residential and commercial real estate construction; and (q) other risks detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2026, as the same may be updated from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

Item 8. Financial Statements and Supplementary Data.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

May 31,	2026	2025
Assets
Current Assets
Cash and cash equivalents	$315,188	$302,137
Trade accounts receivable (less allowances of $39,179 and $42,844, respectively)	1,661,538	1,509,109
Inventories	1,058,911	1,036,475
Prepaid expenses and other current assets	423,198	322,577
Total current assets	3,458,835	3,170,298
Property, Plant and Equipment, at Cost	2,919,058	2,738,373
Allowance for depreciation	(1,362,540)	(1,264,974)
Property, plant and equipment, net	1,556,518	1,473,399
Other Assets
Goodwill	1,688,164	1,617,626
Other intangible assets, net of amortization	824,638	780,826
Operating lease right-of-use assets	396,936	370,399
Deferred income taxes	116,474	147,436
Other	303,040	215,965
Total other assets	3,329,252	3,132,252
Total Assets	$8,344,605	$7,775,949
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$853,524	$755,889
Current portion of long-term debt	407,834	7,691
Accrued compensation and benefits	307,299	287,398
Accrued losses	51,258	36,701
Other accrued liabilities	441,148	379,768
Total current liabilities	2,061,063	1,467,447
Long-Term Liabilities
Long-term debt, less current maturities	2,125,690	2,638,922
Operating lease liabilities	341,283	317,334
Other long-term liabilities	258,641	241,117
Deferred income taxes	244,823	224,347
Total long-term liabilities	2,970,437	3,421,720
Contingencies and Accrued Losses (Note P)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	-	-
Common stock, par value $0.01; authorized 300,000 shares; issued 146,578 and outstanding 127,643 as of May 2026; issued 146,246 and outstanding 128,269 as of May 2025	1,276	1,283
Paid-in capital	1,210,651	1,177,796
Treasury stock, at cost	(1,036,645)	(953,856)
Accumulated other comprehensive (loss)	(447,200)	(533,631)
Retained earnings	3,583,451	3,193,764
Total RPM International Inc. stockholders' equity	3,311,533	2,885,356
Noncontrolling Interest	1,572	1,426
Total equity	3,313,105	2,886,782
Total Liabilities and Stockholders' Equity	$8,344,605	$7,775,949

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

(In thousands, except per share amounts)

Year Ended May 31,	2026	2025	2024
Net Sales	$7,863,422	$7,372,644	$7,335,277
Cost of Sales	4,605,197	4,322,166	4,320,688
Gross Profit	3,258,225	3,050,478	3,014,589
Selling, General and Administrative Expenses	2,292,130	2,150,537	2,113,585
Restructuring Expense	42,612	24,979	30,008
Goodwill Impairment	-	11,352	-
Interest Expense	111,544	96,543	117,969
Investment (Income), Net	(46,889)	(24,099)	(44,974)
Other (Income) Expense, Net	(11,512)	(1,594)	10,164
Income Before Income Taxes	870,340	792,760	787,837
Provision for Income Taxes	207,857	102,433	198,395
Net Income	662,483	690,327	589,442
Less: Net Income Attributable to Noncontrolling Interests	1,091	1,639	1,045
Net Income Attributable to RPM International Inc. Stockholders	$661,392	$688,688	$588,397
Average Number of Shares of Common Stock Outstanding:
Basic	127,049	127,570	127,767
Diluted	127,554	128,204	128,340
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$5.19	$5.38	$4.58
Diluted	$5.17	$5.35	$4.56

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Year Ended May 31	2026	2025	2024
Net Income	$662,483	$690,327	$589,442
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	42,022	(8,977)	3,547
Pension and other postretirement benefit liability adjustments, net of tax	44,343	11,986	64,117
Unrealized gain on securities and other, net of tax	65	677	-
Total other comprehensive income	86,430	3,686	67,664
Total Comprehensive Income	748,913	694,013	657,106
Less: Comprehensive Income Attributable to Noncontrolling Interests	1,090	1,666	1,064
Comprehensive Income Attributable to RPM International Inc. Stockholders	$747,823	$692,347	$656,042

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended May 31,	2026	2025	2024
Cash Flows From Operating Activities:
Net income	$662,483	$690,327	$589,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213,490	193,840	171,251
Fair value adjustments to contingent earnout obligations	(14,418)	-	-
Property, plant and equipment impairment	9,721	-	-
Goodwill impairment	-	11,352	-
Deferred income taxes	32,832	(104,507)	(5,638)
Stock-based compensation expense	32,848	27,042	25,925
Net (gain) on marketable securities	(25,422)	(4,997)	(19,914)
Net (gain) on sales of assets and businesses	(6,093)	-	(971)
Other	(488)	1,269	2,226
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
(Increase) decrease in receivables	(119,345)	(55,037)	82,895
Decrease (increase) in inventory	18,523	(34,458)	179,843
(Increase) decrease in prepaid expenses and other current and long-term assets	(85,596)	(62,669)	23,426
Increase (decrease) in accounts payable	67,658	84,074	(24,439)
Increase (decrease) in accrued compensation and benefits	14,849	(17,130)	39,891
Increase in accrued losses	12,915	3,899	5,958
Increase in other accrued liabilities	84,751	35,185	52,410
Cash Provided By Operating Activities	898,708	768,190	1,122,305
Cash Flows From Investing Activities:
Capital expenditures	(223,507)	(229,930)	(213,970)
Acquisition of businesses, net of cash acquired	(202,403)	(595,770)	(15,549)
Purchase of marketable securities	(34,272)	(85,793)	(32,981)
Proceeds from sales of marketable securities	19,781	87,093	46,689
Proceeds from sales of assets and businesses	23,237	-	6,921
Other	(10)	(1,134)	2,450
Cash (Used For) Investing Activities	(417,174)	(825,534)	(206,440)
Cash Flows From Financing Activities:
Additions to long-term and short-term debt	84,000	478,111	-
Reductions of long-term and short-term debt	(208,862)	(9,008)	(575,408)
Cash dividends	(271,705)	(255,563)	(231,883)
Repurchase of common stock	(77,497)	(69,999)	(54,978)
Shares of common stock returned for taxes	(5,034)	(18,686)	(24,548)
Payments of acquisition-related contingent consideration	-	(1,122)	(1,142)
Other	(3,133)	(1,796)	(2,075)
Cash (Used For) Provided By Financing Activities	(482,231)	121,937	(890,034)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13,748	165	(4,239)
Net Change in Cash and Cash Equivalents	13,051	64,758	21,592
Cash and Cash Equivalents at Beginning of Period	302,137	237,379	215,787
Cash and Cash Equivalents at End of Period	$315,188	$302,137	$237,379
Supplemental Disclosures of Cash Flows Information:
Cash paid during the year for:
Interest	$108,746	$93,460	$116,650
Income taxes, net of refunds	$198,368	$204,255	$203,607
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at year-end	$33,608	$24,673	$24,632

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
(In thousands)	Shares	Value	Capital	Stock	Income (Loss)	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2023	128,766	$1,288	$1,124,825	$(784,463)	$(604,935)	$2,404,125	$2,140,840	$2,160	$2,143,000
Net income	-	-	-	-	-	588,397	588,397	1,045	589,442
Other comprehensive income	-	-	-	-	67,645	-	67,645	19	67,664
Dividends declared and paid ($1.80 per share)	-	-	-	-	-	(231,883)	(231,883)	-	(231,883)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,883)	(1,883)
Share repurchases under repurchase program	(526)	(5)	5	(55,002)	-	-	(55,002)	-	(55,002)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	389	3	25,921	(25,037)	-	-	887	-	887
Balance at May 31, 2024	128,629	1,286	1,150,751	(864,502)	(537,290)	2,760,639	2,510,884	1,341	2,512,225
Net income	-	-	-	-	-	688,688	688,688	1,639	690,327
Other comprehensive income	-	-	-	-	3,659	-	3,659	27	3,686
Dividends declared and paid ($1.99 per share)	-	-	-	-	-	(255,563)	(255,563)	-	(255,563)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(1,581)	(1,581)
Share repurchases under repurchase program and related excise tax	(582)	(6)	6	(70,259)	-	-	(70,259)	-	(70,259)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	222	3	27,039	(19,095)	-	-	7,947	-	7,947
Balance at May 31, 2025	128,269	1,283	1,177,796	(953,856)	(533,631)	3,193,764	2,885,356	1,426	2,886,782
Net income	-	-	-	-	-	661,392	661,392	1,091	662,483
Other comprehensive income (loss)	-	-	-	-	86,431	-	86,431	(1)	86,430
Dividends declared and paid ($2.13 per share)	-	-	-	-	-	(271,705)	(271,705)	-	(271,705)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(944)	(944)
Share repurchases under repurchase program and related excise tax	(700)	(7)	7	(78,128)	-	-	(78,128)	-	(78,128)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	74	-	32,848	(4,661)	-	-	28,187	-	28,187
Balance at May 31, 2026	127,643	$1,276	$1,210,651	$(1,036,645)	$(447,200)	$3,583,451	$3,311,533	$1,572	$3,313,105

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1) Consolidation, Noncontrolling Interests and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and the instructions to Form 10-K. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included for the periods ended May 31, 2026, 2025, and 2024.

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments. As such, we now report under three reportable segments instead of our four previous reportable segments. Our three reportable segments are CPG, PCG and Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results disclosed in Note B, "Restructuring," Note C, “Goodwill and Other Intangible Assets” and Note R, "Segment Information," have been recast to reflect the impact of this change. These prior period reclassifications have no impact on previously reported financial position, net income or cash flows. See Note R, “Segment Information,” to the Consolidated Financial Statements for further detail.

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

The resulting translation adjustments have been recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and will be included in net earnings only upon the sale or liquidation of the underlying foreign investment, neither of which is contemplated at this time. For the periods ended May 31, 2026, 2025 and 2024, transactional losses approximated $5.2 million, $0.2 million and $6.6 million, respectively.

5) Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

6) Property, Plant & Equipment

May 31,	2026	2025
(In thousands)
Land	$94,877	$96,259
Buildings and leasehold improvements	813,496	754,088
Machinery and equipment	2,010,685	1,888,026
Total property, plant and equipment, at cost	2,919,058	2,738,373
Less: allowance for depreciation and amortization	1,362,540	1,264,974
Property, plant and equipment, net	$1,556,518	$1,473,399

Depreciation is computed primarily using the straight-line method over the following ranges of useful lives:

Buildings and leasehold improvements	1 to 50 years
Machinery and equipment	1 to 40 years

Total depreciation expense for each fiscal period includes the charges to income that result from the amortization of assets recorded under finance leases. For the periods ended May 31, 2026, 2025 and 2024, we recorded depreciation expense of $165.4 million, $146.3 million, and $129.8 million, respectively.

Impairment of Property, Plant and Equipment

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

During the fourth quarter of fiscal 2026, we recorded long-lived asset impairments in two asset groups within the Color Group reporting unit of our Consumer segment. We concluded that each asset group’s reduced cash flow projections as a result of market softness were a triggering event, indicating that the carrying amounts of the assets may not be recoverable. As a result, we performed recoverability tests by comparing the sum of the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset groups to their respective carrying values. Based on these analyses, we determined that the carrying values exceeded the sum of estimated undiscounted cash flows and were therefore not recoverable. We then estimated the fair value of the impacted property, plant and equipment, using a market and cost approach valuation methodology. As a result, during the year ended May 31, 2026, we recognized an impairment charge of $9.7 million to reduce the net book value of these held and used long-lived assets to their estimated fair value. The impairment charge is included within SG&A expenses in the Consolidated Statement of Income.

There were no impairments to definite-lived long-lived assets recorded during the year’s ended May 31, 2025 or May 31, 2024.

In the future, if events or market conditions affect the estimated fair value of the Color Group’s asset groups to the extent that long-lived assets are impaired, we will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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

Inventories, net of reserves, were composed of the following major classes:

May 31,	2026	2025
(In thousands)
Raw materials and supplies	$410,187	$387,785
Finished goods	648,724	648,690
Total Inventory, Net of Reserves	$1,058,911	$1,036,475

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

We assess qualitative factors in each of our reporting units that carry goodwill. We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative process is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. However, we have an unconditional option to bypass a qualitative assessment and proceed directly to performing the quantitative analysis. We applied the quantitative process during our annual goodwill impairment assessments performed during the fourth quarters of fiscal 2026, 2025 and 2024.

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

Refer to Note C, "Goodwill and Other Intangible Assets," to the Consolidated Financial Statements for additional information regarding our conclusions on annual goodwill impairment tests, changes in composition of our reportable segments, reporting units and impairment charges recorded.

Indefinite-Lived Intangible Assets

Additionally, we test all indefinite-lived intangible assets for impairment at least annually during our fiscal fourth quarter. We follow the guidance provided by ASC 350 that simplifies how an entity tests indefinite-lived intangible assets for impairment. It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying traditional quantitative tests. We applied both the qualitative and quantitative processes during our annual indefinite-lived intangible asset impairment assessments performed during the fourth quarter of fiscal 2026, and applied only the quantitative processes during the fourth quarters of fiscal 2025 and 2024.

The annual impairment assessment involves estimating the fair value of each indefinite-lived asset and comparing it with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we record an impairment loss equal to the difference. Calculating the fair value of the indefinite-lived assets requires our significant use of estimates and assumptions. We estimate the fair values of our intangible assets by applying a relief-from-royalty calculation, which includes discounted future cash flows related to each of our intangible asset’s projected revenues. In applying this methodology, we rely on a number of factors, including actual and forecasted revenues and market data. The key assumptions used in estimating the relief-from-royalty calculation for impairment testing include discount rates, terminal growth rates, royalty rates, sales projections, and tax rates.

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

Measuring a potential impairment of amortizable intangible assets requires the use of various estimates and assumptions, including the determination of which cash flows are directly related to the assets being evaluated, the respective useful lives over which those cash flows will occur and potential residual values, if any. If we determine that the carrying values of these assets may not be recoverable based upon the existence of one or more of the above-described indicators or other factors, any impairment amounts are measured based on the projected net cash flows expected from these assets, including any net cash flows related to eventual disposition activities. The determination of any impairment losses are based on the best information available, including internal estimates of discounted cash flows; market participant assumptions; quoted market prices, when available; and independent appraisals, as appropriate, to determine fair values. Cash flow estimates are based on our historical experience and our internal business plans, with appropriate discount rates applied.

We did not record any impairment charges related to our definite-lived intangible assets during fiscal 2026, 2025 and 2024.

12) Advertising Costs

Advertising costs are charged to operations when incurred and are included in SG&A expenses. For the years ended May 31, 2026, 2025 and 2024, advertising costs were $66.0 million, $57.0 million and $64.7 million, respectively.

13) Research and Development

Research and development costs are charged to operations when incurred and are included in SG&A expenses. The amounts charged to expense for the years ended May 31, 2026, 2025 and 2024 were $97.9 million, $94.7 million and $92.2 million, respectively.

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

15) Investment (Income), Net

Investment (income), net, consists of the following components:

Year Ended May 31,	2026	2025	2024
(In thousands)
Interest (income)	$(14,848)	$(13,335)	$(20,947)
Net (gain) on marketable securities	(25,422)	(4,997)	(19,914)
Dividend (income)	(6,619)	(5,767)	(4,113)
Investment (income), net	$(46,889)	$(24,099)	$(44,974)

Net (Gain) on Marketable Securities

Year Ended May 31,	2026	2025	2024
(In thousands)
Unrealized (gains) losses on marketable equity securities	$(22,452)	$5,505	$(19,703)
Realized (gains) on marketable equity securities	(2,978)	(10,625)	(290)
Realized losses on available-for-sale debt securities	8	123	79
Net (gain) on marketable securities	$(25,422)	$(4,997)	$(19,914)

16) Other (Income) Expense, Net

Other (income) expense, net, consists of the following components:

Year Ended May 31,	2026	2025	2024
(In thousands)
Pension non-service (credits) costs	$(9,969)	$200	$11,046
Other	(1,543)	(1,794)	(882)
Other (income) expense, net	$(11,512)	$(1,594)	$10,164

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

See Note L, “Earnings Per Share,” to the Consolidated Financial Statements for additional information.

19) Supply Chain Financing

We offer a supplier finance program with a financial institution, in which suppliers may elect to receive early payment from the financial institution on invoices issued to RPM. The financial institution enters into separate arrangements with suppliers directly to participate in the program. We do not determine the terms or conditions of such arrangements or participate in the transactions between the suppliers and the financial institution. There are no assets pledged by RPM under the supplier finance program. Our responsibility is limited to making payments to the financial institution based on payment terms originally negotiated with the suppliers, regardless of whether the financial institution pays the supplier in advance of the original due date. The range of payment terms RPM negotiates with suppliers are consistent, regardless of whether a supplier participates in the supply chain finance program. RPM or the financial institution may terminate participation in the program upon at least 30 days’ notice. The liabilities associated with the supply chain finance program are included within accounts payable on the Consolidated Balance Sheets.

The rollforward of outstanding obligations confirmed as valid under the supplier finance program is as follows:

Year Ended May 31,	2026	2025
(In thousands)
Beginning Balance	$38,987	$32,899
Invoices confirmed during the year	192,796	139,571
Confirmed invoices paid during the year	(173,682)	(133,483)
Ending Balance	$58,101	$38,987

20) Recent Accounting Pronouncements

New Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose annually their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The guidance makes several other changes to annual income tax disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2024, and, when issued, was allowed to be applied on a retrospective or prospective basis, and early adoption was permitted. We adopted the new standard effective May 31, 2026 on a prospective basis. Adoption of this ASU resulted in additional annual income tax disclosures, but did not impact our consolidated balance sheet, results of operations or cash flows. Refer to Note H, “Income Taxes,” to the Consolidated Financial Statements.

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

21) Subsequent Event

Stock Repurchase Program

On July 22, 2026, we announced, and our Board of Directors authorized, a $700 million increase to our existing common stock repurchase program. The authorization has no expiration date. The newly authorized amount is in addition to the $114.8 million available under the stock repurchase program discussed in Note I, “Stock Repurchase Program”. Repurchases under the authorization may be made from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The authorization may be modified, suspended, or discontinued at any time.

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

Margin Achievement Plan 2025

In August 2022, we approved and announced MAP 2025, which was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to that date will be completed during fiscal 2027. As a result, we plan to continue recognizing restructuring costs in fiscal 2027.

The current total expected costs associated with this plan are outlined below and increased approximately $1.2 million compared to our prior quarter estimate, attributable to an increase in expected severance and benefit charges of $0.1 million and an increase in expected facility closure and other related costs of $1.1 million. The final implementation of the aforementioned phases and total expected costs are subject to change as actual costs are incurred.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment, as well as the total expected costs related to projects identified to date:

	Year Ended	Year Ended	Year Ended	Cumulative Costs	Total Expected
(In thousands)	May 31, 2026	May 31, 2025	May 31, 2024	to Date	Costs
CPG Segment:
Severance and benefit costs	$4,097	$4,147	$9,480	$23,815	$24,937
Facility closure and other related costs	3,797	1,700	678	6,175	9,575
Total Charges	$7,894	$5,847	$10,158	$29,990	$34,512

PCG Segment:
Severance and benefit costs	$3,443	$3,771	$4,963	$13,781	$13,781
Facility closure and other related costs	2,397	2,355	637	5,389	6,189
Other restructuring costs (1)	-	-	4,555	7,092	7,092
Total Charges	$5,840	$6,126	$10,155	$26,262	$27,062

Consumer Segment:
Severance and benefit costs	$3,245	$9,775	$9,539	$23,416	$23,416
Facility closure and other related costs	1,215	2,699	156	4,691	4,691
Other restructuring costs	-	532	-	532	532
Total Charges	$4,460	$13,006	$9,695	$28,639	$28,639

Corporate/Other:
Severance and benefit (credits)	$-	$-	$-	$(50)	$(50)
Total Charges	$-	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit costs	$10,785	$17,693	$23,982	$60,962	$62,084
Facility closure and other related costs	7,409	6,754	1,471	16,255	20,455
Other restructuring costs	-	532	4,555	7,624	7,624
Total Charges	$18,194	$24,979	$30,008	$84,841	$90,163
(1)
Of the $4.6 million of other restructuring costs incurred during the year ended May 31, 2024, $3.3 million is associated with the impairment of an indefinite-lived tradename. See Note C, "Goodwill and Other Intangible Assets," of the Consolidated Financial Statements below for further description.

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Other Asset Write-Offs	Total
Balance at June 1, 2024	$17,351	$18	$-	$17,369
Additions charged to expense	17,693	6,754	532	24,979
Cash payments charged against reserve	(22,126)	(6,340)	-	(28,466)
Non-cash charges and other adjustments	137	-	(532)	(395)
Balance at May 31, 2025	13,055	432	-	13,487
Additions charged to expense	10,785	7,409	-	18,194
Cash payments charged against reserve	(16,121)	(7,681)	-	(23,802)
Non-cash charges and other adjustments	130	(43)	-	87
Balance at May 31, 2026	$7,849	$117	$-	$7,966

2026 Restructuring Action

During the third quarter of fiscal 2026, we approved and announced SG&A focused optimization actions in response to performance and market conditions. This is an acceleration of actions planned to be included as part of our next MAP initiative. The initial focus of the program is eliminating SG&A costs through the structural realignment and elimination of certain levels of management, as well as certain footprint rationalization initiatives. The objective of which is to better align our resources with our strategic priorities and navigate the current economic environment.

The current total expected costs associated with this plan are outlined below and increased approximately $2.5 million compared to our prior quarter estimate, attributable to an increase in expected severance and benefit charges of $1.6 million and an increase in expected facility closure and other related costs of $0.9 million. As we finalize our next multi-year MAP initiative, we will continue to identify improvement and cost savings opportunities, as well as establish the expected duration of the program. As such, the final implementation and total expected costs are subject to change.

The following is a summary of the charges recorded in connection with this program by reportable segment, as well as the total expected costs related to projects identified to date:

	Year Ended	Cumulative Costs	Total Expected
(In thousands)	May 31, 2026	to Date	Costs
CPG Segment:
Severance and benefit costs	$8,968	$8,968	$11,772
Facility closure and other related costs	223	223	223
Total Charges	$9,191	$9,191	$11,995

PCG Segment:
Severance and benefit costs	$5,798	$5,798	$6,054
Facility closure and other related costs	446	446	1,445
Total Charges	$6,244	$6,244	$7,499

Consumer Segment:
Severance and benefit costs	$6,864	$6,864	$9,762
Facility closure and other related costs	746	746	1,037
Total Charges	$7,610	$7,610	$10,799

Corporate/Other:
Severance and benefit costs	$1,373	$1,373	$1,373
Total Charges	$1,373	$1,373	$1,373

Consolidated:
Severance and benefit costs	$23,003	$23,003	$28,961
Facility closure and other related costs	1,415	1,415	2,705
Total Charges	$24,418	$24,418	$31,666

A summary of the activity in the restructuring reserves related to this program is as follows:

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2025	$-	$-	$-
Additions charged to expense	23,003	1,415	24,418
Cash payments charged against reserve	(16,655)	(1,296)	(17,951)
Non-cash charges and other adjustments	354	-	354
Balance at May 31, 2026	$6,702	$119	$6,821

NOTE C — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment, for the years ended May 31, 2026 and 2025, are as follows:

	CPG	PCG	Consumer
(In thousands)	Segment	Segment	Segment	Total
Balance as of June 1, 2024	$485,135	$279,810	$543,966	$1,308,911
Acquisitions and purchase price allocation adjustments	28,925	47,313	229,787	306,025
Impairments	-	-	(11,352)	(11,352)
Translation adjustments & other	4,563	3,801	5,678	14,042
Balance as of May 31, 2025	518,623	330,924	768,079	1,617,626
Acquisitions and purchase price allocation adjustments	8,553	18,752	30,145	57,450
Translation adjustments & other	7,420	4,511	1,157	13,088
Balance as of May 31, 2026	$534,596	$354,187	$799,381	$1,688,164

Total accumulated goodwill impairment losses were $204.4 million at May 31, 2026. Of the accumulated balance, $152.8 million is included in our Consumer segment, $14.9 million is included in our CPG segment, and $36.7 million is included in our PCG segment. There were no impairment losses recorded during fiscal 2026.

Changes in the Composition of our Segments in the First Quarter of Fiscal 2026

Effective June 1, 2025, we realigned certain businesses and management structures to recognize how we allocate resources and analyze the operating performance of our operating segments, as further discussed in Note R, "Segment Information." As such, we now report under three reportable segments instead of our four previous reportable segments. Our three reportable segments are: CPG, PCG and Consumer. This realignment changed our reportable segments beginning with our first quarter of fiscal 2026. As a result, historical segment results have been recast to reflect the impact of this change.

This realignment did not result in any changes to our designated reporting units. As a result, no goodwill impairment assessment was considered necessary as no indications of impairment were identified during the first quarter of fiscal 2026.

Conclusion on Annual Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

As a result of the annual impairment assessments performed for fiscal 2025, we recorded a goodwill impairment loss of $11.4 million for our Color Group reporting unit in our Consumer Segment. The impairment is related to continued softness in OEM markets and underperformance in our growth initiatives associated with this reporting unit. After recording the goodwill impairment charge, no goodwill remained on the Color Group’s balance sheet as of May 31, 2025.

As a result of the annual impairment assessments performed for fiscal 2026 and 2024, there were no goodwill impairments.

Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2025 resulted in a $1.7 million impairment charge for an indefinite-lived tradename in our Consumer segment. Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2024 resulted in a $1.0 million impairment charge for an indefinite-lived tradename in our Consumer segment. These impairment losses were classified as SG&A expenses in our Consolidated Statements of Income. Our annual impairment test of our indefinite-lived intangible assets performed during fiscal 2026 did not result in an impairment charge.

Changes in the Composition of our Segments and USL Restructuring in the First Quarter of Fiscal 2024

Effective June 1, 2023, in connection with our MAP 2025 operating improvement program, we realigned certain businesses and management structures within our CPG, PCG and Consumer segments. Our CPG APAC and CPG India businesses, formerly of our Sealants reporting unit within our CPG segment, were transferred to our Platform component within our PCG segment. As a result of this change, we designated the Platform component as a separate reporting unit within our PCG segment and $11.4 million of goodwill was reassigned from the CPG segment to the PCG segment using a relative fair value allocation approach. Within our Consumer segment, our former DayGlo and Kirker reporting units were combined into one reporting unit: The Color Group. Within our PCG segment, our former Wood Finishes, Kop-Coat Protection Products, TCI and Modern Recreational Technologies reporting units were combined into one reporting unit: The Industrial Coatings Group.

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

Other intangible assets consist of the following major classes:

		Gross		Net Other
	Amortization	Carrying	Accumulated	Intangible
(In thousands)	Period (In Years)	Amount	Amortization	Assets
As of May 31, 2026
Amortized intangible assets
Formulae	9 to 33	$241,236	$(214,914)	$26,322
Customer-related intangibles	5 to 33	794,707	(377,963)	416,744
Trademarks/names	5 to 40	40,731	(26,450)	14,281
Other	3 to 30	25,163	(23,852)	1,311
Total Amortized Intangibles		1,101,837	(643,179)	458,658
Indefinite-lived intangible assets
Trademarks/names		365,980	-	365,980
Total Other Intangible Assets		$1,467,817	$(643,179)	$824,638
As of May 31, 2025
Amortized intangible assets
Formulae	9 to 33	$239,208	$(207,934)	$31,274
Customer-related intangibles	5 to 33	724,297	(339,492)	384,805
Trademarks/names	5 to 40	33,669	(24,129)	9,540
Other	3 to 30	25,079	(23,498)	1,581
Total Amortized Intangibles		1,022,253	(595,053)	427,200
Indefinite-lived intangible assets
Trademarks/names		353,626	-	353,626
Total Other Intangible Assets		$1,375,879	$(595,053)	$780,826

The aggregate intangible asset amortization expense for the fiscal years ended May 31, 2026, 2025 and 2024 was $45.8 million, $45.5 million and $39.1 million, respectively. For the next five fiscal years, we estimate annual intangible asset amortization expense related to our existing intangible assets to approximate the following: fiscal 2027 — $45.7 million, fiscal 2028 — $43.4 million, fiscal 2029 — $42.0 million, fiscal 2030 — $39.9 million and fiscal 2031 — $37.1 million.

NOTE D — MARKETABLE SECURITIES

The following tables summarize available-for-sale debt securities held at May 31, 2026 and 2025 by asset type:

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2026
Fixed maturity:
U.S. treasury and other government	$26,174	$41	$(984)	$25,231
Corporate bonds	132	4	(13)	123
Total available-for-sale debt securities	$26,306	$45	$(997)	$25,354

	Available-For-Sale Debt Securities
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)
May 31, 2025
Fixed maturity:
U.S. treasury and other government	$25,218	$69	$(1,087)	$24,200
Corporate bonds	132	4	(13)	123
Total available-for-sale debt securities	$25,350	$73	$(1,100)	$24,323

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

Available-for-sale debt securities are included in other current and long-term assets totaling $3.2 million and $22.2 million at May 31, 2026, respectively, and included in other current and long-term assets totaling $4.1 million and $20.2 million at May 31, 2025, respectively. Realized gains and losses on sales of available-for-sale debt securities are recognized in net income on the specific identification basis. Changes in the fair values of available-for-sale debt securities that are determined to be holding gains or losses are recorded through accumulated other comprehensive income (loss), net of applicable taxes, within stockholders' equity. In assessing whether a credit loss exists, we evaluate our ability to hold the investment, the strength of the underlying collateral and the extent to which the investment's amortized cost or cost, as appropriate, exceeds it related fair value.

As of May 31, 2026 and 2025, we held approximately $174.4 million and $135.4 million in marketable equity securities, respectively. Realized and unrealized gains and losses on marketable equity securities are included in Investment (Income), Net in the Consolidated Statements of Income. Refer to Note A(15), “Summary of Significant Accounting Policies - Investment (Income), Net,” to the Consolidated Financial Statements for further details.

Summarized below are the available-for-sale debt securities we held at May 31, 2026 and 2025 that were in an unrealized loss position and that were included in accumulated other comprehensive income (loss), aggregated by the length of time the investments had been in that position:

	May 31, 2026		May 31, 2025
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Total investments with unrealized losses	$17,468	$(997)	$15,794	$(1,100)
Unrealized losses with a loss position for less than 12 months	4,712	(46)	5,777	(753)
Unrealized losses with a loss position for more than 12 months	12,756	(951)	10,017	(347)

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

The net carrying values of available-for-sale debt securities at May 31, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
Due:
Less than one year	$3,307	$3,237
One year through five years	14,390	14,227
Six years through ten years	5,603	5,553
After ten years	3,006	2,337
	$26,306	$25,354

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2026
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,231	$-	$25,231
Corporate bonds	-	123	-	123
Total available-for-sale debt securities	-	25,354	-	25,354
Marketable equity securities:
Stocks-foreign	370	-	-	370
Stocks-domestic	5,213	-	-	5,213
Mutual funds - foreign	-	49,082	-	49,082
Mutual funds - domestic	13,664	106,065	-	119,729
Total marketable equity securities	19,247	155,147	-	174,394
Contingent consideration	-	-	(5,349)	(5,349)
Total	$19,247	$180,501	$(5,349)	$194,399

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$24,200	$-	$24,200
Corporate bonds	-	123	-	123
Total available-for-sale debt securities	-	24,323	-	24,323
Marketable equity securities:
Stocks-foreign	1,265	-	-	1,265
Stocks-domestic	8,642	-	-	8,642
Mutual funds - foreign	-	38,943	-	38,943
Mutual funds - domestic	-	86,569	-	86,569
Total marketable equity securities	9,907	125,512	-	135,419
Contingent consideration	-	-	(17,252)	(17,252)
Total	$9,907	$149,835	$(17,252)	$142,490

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

During fiscal 2026, we decreased our accrual by $14.4 million primarily related to the Star Brands Group acquisition completed during fiscal 2025. During fiscal 2025, we paid approximately $2.2 million to satisfy contingent consideration obligations relating to certain performance milestones that were established in prior periods and achieved during the year, and we increased our accrual by $17.3 million related to acquisitions completed during fiscal 2025, which is considered a noncash investing activity. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt, approximates fair value because of the short-term maturity of these financial instruments. At May 31, 2026 and 2025, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our financial instruments and long-term debt as of May 31, 2026 and 2025 are as follows:

	At May 31, 2026
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,533,524	$2,434,070

	At May 31, 2025
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,646,613	$2,523,202

NOTE F — ACQUISITIONS AND DIVESTITURES

During the fiscal year ended May 31, 2026, we completed a total of six acquisitions across our three reportable segments. Most notably, on June 17, 2025, we announced the acquisition of Ready Seal Inc. ("Ready Seal"), a Texas-based manufacturer of premium exterior wood stains, which is included in our Consumer segment. Furthermore, in the fourth quarter of fiscal 2026, we acquired Kalzip GmbH ("Kalzip"), a global leader in the design and production of metal-based roofs and facades for building envelopes, which is included primarily in our CPG reportable segment.

During the fiscal year ended May 31, 2025, we completed a total of six acquisitions across our three reportable segments. Most notably, on April 30, 2025, we acquired 100% of the stock of Clean Topco Limited, including its wholly owned subsidiaries comprising the Star Brands Group, which is the parent company of The Pink Stuff. The Star Brands Group is included in our Consumer reportable segment and is a globally recognized leader in household cleaning products best known for its iconic cleaning paste, vibrant branding and signature scent. The total purchase price for this acquisition was $487.4 million. In addition to cash consideration, the seller may be eligible to receive a future contingent cash receipt of up to an additional $106.9 million upon achievement of certain financial goals. Furthermore, in the second quarter of fiscal 2025, we acquired TMP Convert SAS which is a leading manufacturer of outdoor design and landscape products and is included in our PCG reportable segment.

We incurred $12.1 million and $11.3 million of acquisition-related costs during the years ended May 31, 2026 and 2025, respectively, which are recorded in SG&A on the Consolidated Statement of Income.

The purchase price for each acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We have finalized the purchase price allocation for our fiscal 2025 acquisitions. At May 31, 2026, the value of total assets acquired and liabilities assumed are substantially complete. The areas that remain open primarily relate to working capital adjustments and the fair value of deferred income taxes.

Acquisitions are aggregated by year of purchase in the following table:

	Fiscal 2026 Acquisitions			Fiscal 2025 Acquisitions
(In thousands)	Weighted-Average Intangible Asset Amortization Life (In Years)	Total		Weighted-Average Intangible Asset Amortization Life (In Years)	Total
Current assets		$79,350			$128,685
Property, plant and equipment		38,897			41,276
Goodwill	N/A	57,450		N/A	306,025
Trade names - indefinite lives	N/A	9,825		N/A	95,804
Other intangible assets	16	76,623		18	213,262
Other long-term assets		9,679			8,063
Total Assets Acquired		$271,824			$793,115
Liabilities assumed		(51,993)			(153,516)
Net Assets Acquired		$219,831	(1)		$639,599	(2)
(1)
Figure includes cash acquired of $17.4 million.
(2)
Figure includes cash acquired of $43.8 million.

The fiscal year 2025 acquisitions above include goodwill of $229.8 million, indefinite-lived trade names of $89.8 million, and other intangible assets of $179.6 million for the Star Brands Group of which $35.7 million is expected to be deductible for tax purposes.

Our Consolidated Financial Statements reflect the results of operations of acquired businesses as of their respective dates of acquisition. Pro-forma results of operations for the years ended May 31, 2026 and 2025 were not materially different from reported results and, consequently, are not presented.

NOTE G — BORROWINGS

A description of long-term debt follows:

May 31,	2026	2025
(In thousands)
Total Long-Term Debt
Revolving credit facility with a syndicate of banks, through February 27, 2031 (1)	$598,155	$789,023
Accounts receivable securitization program with two banks, through April 30, 2028	274,000	190,000
Unsecured 3.75% notes due March 15, 2027 (2)	399,950	399,885
Unsecured 4.55% senior notes due March 1, 2029 (2)	349,835	349,782
Unsecured 2.95% notes due January 15, 2032 (2)	299,599	299,535
Unsecured 5.25% notes due June 1, 2045 (2)	301,320	301,363
Unsecured 4.25% notes due January 15, 2048 (2)	299,993	299,992
Other obligations, including finance leases and unsecured notes payable at various rates of interest due in installments through 2035	21,797	28,041
Unamortized debt issuance costs	(11,125)	(11,008)
	2,533,524	2,646,613
Less: current portion	407,834	7,691
Total Long-Term Debt, Less Current Maturities	$2,125,690	$2,638,922

(1)
Interest as of May 31, 2026 was 4.63% for the USD denominated swingline account and the revolver, which are tied to SOFR; 2.93% on EUR denominated debt which is tied to ESTR; 3.25% on CAD denominated debt, which is tied to CORRA. The debt balances outstanding, excluding deferred financing fees, as of May 31, 2026 for the USD denominated swingline, USD denominated revolver, EUR denominated revolver, and CAD denominated revolver were as follows: $7.2 million, $55.0 million, $163.3 million, and $372.7 million.

Interest as of May 31, 2025 was 5.53% for the USD denominated swingline account, which is tied to SOFR; 3.31% on EUR denominated debt which is tied to ESTR; and 5.34% on GBP denominated debt, which is tied to the Sterling Overnight Index Average (SONIA). The debt balances outstanding, excluding deferred financing fees, as of May 31, 2025 for the USD denominated swingline, EUR denominated revolver, GBP denominated revolver, and CAD denominated revolver were as follows: $17.7 million, $271.2 million, $45.1 million, and $455.1 million.

(2)
Net of bond discounts and premiums of $0.7 million and $0.6 million at May 31, 2026 and 2025, respectively.

The aggregate maturities of long-term debt for the five years subsequent to May 31, 2026 are as follows: fiscal 2027 — $409.0 million; fiscal 2028 — $280.8 million; fiscal 2029 — $353.7 million; fiscal 2030 — $2.0 million; fiscal 2031 — $599.1 million and thereafter $901.4 million. Additionally, at May 31, 2026, we had unused lines of credit totaling $774.3 million.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1,089.5 million at May 31, 2026. Our debt-to-capital ratio was 43.3% at May 31, 2026, compared with 47.8% at May 31, 2025.

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

As of May 31, 2026, we were in compliance with all covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio covenant. At that date, our Net Leverage Ratio was 1.70 to 1.00. Our available liquidity under our Revolving Credit Facility stood at $748.3 million at May 31, 2026.

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

Accounts Receivable Securitization Program

The accounts receivable securitization facility (the “AR Program”) was initially entered in on May 9, 2014 and subsequently amended on multiple dates. Pursuant to Amendment No. 10 to the Purchase Agreement effective April 30, 2025, the facility termination date was extended to April 30, 2028 and the borrowing capacity changed to a maximum availability of $300.0 million during all borrowing periods. The AR Program was entered into pursuant to (1) a receivables sales agreement (the “Sale Agreement”), among certain of our subsidiaries (the “Originators”), and RPM Funding Corporation, a special purpose entity (the “SPE”) whose voting interests are wholly owned by us, and (2) a receivables purchase agreement (the “Purchase Agreement”), among the SPE, certain purchasers from time to time party thereto (the “Purchasers”), and PNC Bank, National Association as administrative agent.

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

The maximum availability under the AR Program is $300.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $300.0 million of funding available under the AR Program. As of May 31, 2026, there was $274.0 million outstanding under the AR Program.

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

4.55% Notes due 2029

On February 27, 2019, we closed an offering for $350.0 million aggregate principal amount of 4.55% Notes due 2029 (the “2029 Notes”). The proceeds from the 2029 Notes were used to repay a portion of the outstanding borrowings under our revolving credit facility and for general corporate purposes. Interest on the 2029 Notes accrues from February 27, 2019 and is payable semiannually in arrears on March 1st and September 1st of each year, beginning September 1, 2019, at a rate of 4.55% per year. The effective interest rate on the 2029 Notes, including the amortization of the discount, is 4.57%. The 2029 Notes mature on March 1, 2029. The indenture governing this indebtedness includes cross-acceleration provisions. Under certain circumstances, where an event of default under our other instruments results in acceleration of the indebtedness under such instruments, holders of the indebtedness under the indenture are entitled to declare amounts outstanding immediately due and payable.

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

Income before income taxes as shown in the Consolidated Statements of Income is summarized below for the periods indicated.

Year Ended May 31,	2026	2025	2024
(In thousands)
United States	$671,812	$645,397	$625,167
Foreign	198,528	147,363	162,670
Income Before Income Taxes	$870,340	$792,760	$787,837

Provision (benefit) for income taxes consists of the following for the periods indicated:

Year Ended May 31,	2026	2025	2024
(In thousands)
Current:
U.S. federal	$88,816	$113,885	$109,869
State and local	24,010	43,881	31,996
Foreign	62,199	49,174	62,168
Total Current	175,025	206,940	204,033
Deferred:
U.S. federal	17,525	25,656	(2,263)
State and local	10,391	160	618
Foreign	4,916	(130,323)	(3,993)
Total Deferred	32,832	(104,507)	(5,638)
Provision for Income Taxes	$207,857	$102,433	$198,395

The significant components of deferred income tax assets and liabilities as of May 31, 2026 and 2025 were as follows:

	2026	2025
(In thousands)
Deferred income tax assets related to:
Inventories	$19,650	$17,348
Accrued compensation and benefits	22,456	15,430
Other accrued and prepaid expenses, net	27,166	21,294
Deferred income and other long-term liabilities	26,954	24,880
Credit, net operating, interest and capital loss carryforwards	109,875	60,457
Research and development	-	42,258
Pension and other postretirement benefits	-	5,069
Total Deferred Income Tax Assets	206,101	186,736
Less: valuation allowances	(77,342)	(49,167)
Net Deferred Income Tax Assets	128,759	137,569
Deferred income tax (liabilities) related to:
Depreciation	(165,326)	(136,966)
Amortization of intangibles	(79,602)	(77,142)
Unremitted foreign earnings	(435)	-
Net unrealized gain on securities	(5,633)	(372)
Pension and other postretirement benefits	(6,112)	-
Total Deferred Income Tax (Liabilities)	(257,108)	(214,480)
Deferred Income Tax Assets (Liabilities), Net	$(128,349)	$(76,911)

As of May 31, 2026, we had foreign tax credit carryforwards of $31.2 million, which expire at various dates through fiscal 2036, and $25.9 million of U.S. capital loss carryforwards which expire in fiscal 2031. Additionally, as of May 31, 2026, we had approximately $62.8 million of U.S. interest deduction carryforward attributes that have an indefinite carryforward period.

As of May 31, 2026, we had foreign net operating losses of approximately $119.5 million and interest deduction carryforwards of approximately $85.7 million, totaling approximately $205.2 million. Of these carryforward amounts, approximately $14.6 million will expire at various dates beginning in fiscal 2027 and approximately $190.6 million have an indefinite carryforward period. Additionally, as of May 31, 2026, we had foreign capital loss carryforwards of approximately $26.2 million that can be carried forward indefinitely.

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

Total valuation allowances approximating $77.3 and $49.2 million have been recorded as of May 31, 2026 and 2025, respectively. These recorded valuation allowances relate primarily to certain foreign net operating losses, U.S. and foreign interest deduction carryforwards, U.S. foreign tax credit and capital loss carryforwards and other net foreign deferred tax assets.

The following table reconciles fiscal 2026 income tax expense and the effective tax rate by applying the U.S. statutory federal income tax rate against income before income taxes to the tax provision for income taxes in accordance with the adoption of ASU 2023-09:

Year Ended May 31,	2026
(In thousands, except percentages)	Amount	Percent
Federal statutory tax rate	$182,771	21.0%
State and local income taxes, net (1)	29,359	3.4%
Foreign tax effects:
Canada
Withholding tax	19,856	2.3%
Other adjustments	1,497	0.2%
United Kingdom
Intragroup asset transfer	18,509	2.1%
Other adjustments	(155)	0.0%
Other foreign jurisdictions	6,943	0.8%
Effect of cross border tax laws	(2,107)	(0.2%)
Tax credits:
Foreign tax credit	(23,503)	(2.7%)
Other	(3,000)	(0.4%)
Changes in valuation allowances	18,981	2.2%
Nontaxable or nondeductible items	4,858	0.5%
Changes in unrecognized tax benefits	(13)	0.0%
Other adjustments:
Capital losses	(18,369)	(2.1%)
U.S. interest deduction carryforwards	(13,315)	(1.5%)
Intragroup asset transfer	(17,839)	(2.1%)
Other	3,384	0.4%
Effective Income Tax Rate	$207,857	23.9%
(1)
State income taxes in California, Illinois, New Jersey, Pennsylvania, New York and Wisconsin account for the majority (greater than 50%) of the tax effect in this category.

The following table reconciles income tax expense for years prior to the adoption of ASU 2023-09:

Year Ended May 31,	2025	2024
(In thousands, except percentages)
Income tax expense at the U.S. statutory federal income tax rate	$166,480	$165,446
Foreign rate differential and other foreign tax adjustments	(32,497)	9,632
Impact of foreign derived intangible income deduction	(38,174)	(5,290)
State and local income taxes, net	34,432	28,000
Impact of GILTI provisions	3,960	3,548
Nondeductible business expense	1,895	1,944
Valuation allowance	17,246	(754)
Deferred tax liability for unremitted foreign earnings	-	3,658
Changes in unrecognized tax benefits	(3,771)	2,209
Equity-based compensation	(1,963)	(5,496)
Nondeductible goodwill impairment	2,119	-
Deferred tax adjustment to U.S. foreign tax credit carryforwards	(43,922)	-
Other	(3,372)	(4,502)
Provision for Income Tax Expense	$102,433	$198,395
Effective Income Tax Rate	12.9%	25.2%

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

The following table summarizes total income taxes paid, net of refunds received, by material jurisdiction in accordance with the adoption of ASU 2023-09:

Year Ended May 31,	2026
(In thousands)
U.S. federal	$103,150
State and local:
California	9,690
Other states	32,968
Foreign	52,560
Total income taxes paid, net of refunds	$198,368

Uncertain income tax positions are accounted for in accordance with ASC 740. The following table summarizes the activity related to unrecognized tax benefits:

(In millions)	2026	2025	2024
Balance at June 1	$1.6	$4.4	$2.9
Additions for tax positions of prior years	-	0.2	3.4
Reductions for tax positions of prior years	(0.1)	(2.9)	(1.4)
Settlements	-	-	(0.5)
Foreign currency translation	-	(0.1)	-
Balance at May 31	$1.5	$1.6	$4.4

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at May 31, 2026, 2025 and 2024 was $1.5 million, $1.6 million and $4.4 million, respectively.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At May 31, 2026, 2025 and 2024, the accrual for interest and penalties was $0.7 million, $0.6 million and $3.0 million, respectively. Unrecognized tax benefits, including interest and penalties, have been classified as other long-term liabilities unless expected to be paid in one year.

We file income tax returns in the United States and in various state, local and foreign jurisdictions. With limited exceptions, we are subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal 2019 through 2027. Our fiscal 2023 U.S. federal income tax return is currently under examination. Additionally, we are currently under examination, or have been notified of an upcoming tax examination, for various non-U.S. and domestic state and local jurisdictions.

As of May 31, 2026, we have approximately $171.6 million of unremitted foreign earnings that are not considered to be permanently reinvested. There is a $0.4 million deferred income tax liability associated with these earnings.

We have not provided for U.S. income taxes or foreign withholding taxes on the remaining foreign unremitted earnings because such earnings have been retained and reinvested by the foreign subsidiaries as of May 31, 2026. Accordingly, no provision has been made for U.S. income taxes or foreign withholding taxes, which may become payable if the remaining unremitted earnings of foreign subsidiaries were distributed to the United States. Due to the uncertainties and complexities involved in the various options for repatriation of foreign earnings, it is not practical to calculate the deferred taxes associated with the remaining foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to corporate income tax provisions. Included in the Act are certain changes including immediate expensing for most business assets acquired and the elimination of the requirement to capitalize and amortize domestic R&D expenditures. Additionally, the Act provided taxpayers an election to accelerate amortization deductions for prior year R&D expenditures. The fiscal 2026 provision for income taxes reflects the Company’s intent to elect to accelerate such amortization deductions.

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

During the fiscal year ended May 31, 2026, we repurchased 699,931 shares of our common stock at a cost of approximately $77.5 million, or an average cost of $110.72 per share, under this program. During the fiscal year ended May 31, 2025, we repurchased 581,759 shares of our common stock at a cost of approximately $70.0 million, or an average cost of $120.32 per share, under this program. During the fiscal year ended May 31, 2024, we repurchased 526,113 shares of our common stock at a cost of approximately $55.0 million, or an average cost of $104.50 per share, under this program. The maximum dollar amount that may yet be repurchased under our stock repurchase program was approximately $114.8 million at May 31, 2026.

NOTE J — STOCK-BASED COMPENSATION

Stock-based compensation represents the cost related to stock-based awards granted to our associates and directors; these awards include restricted stock, restricted stock units, performance stock, performance stock units and SARs. We grant stock-based incentive awards to our associates and our directors under various share-based compensation plans. Plans that are active or provide for stock option grants or share-based payment awards include the Amended and Restated 2014 Omnibus Equity and Incentive Plan (the “2014 Omnibus Plan”) and the 2024 Omnibus Equity and Incentive Plan (the “2024 Omnibus Plan”), which include provisions for grants of restricted stock, restricted stock units, performance shares, performance units, unrestricted stock and SARs. The shares available for grant out of the 2014 Omnibus Plan have expired, therefore, all future grants will be issued from the 2024 Omnibus Plan until its expiration or replacement.

We measure stock-based compensation cost at the date of grant, based on the estimated fair value of the award. We recognize the cost as expense on a straight-line basis (net of estimated forfeitures) over the related vesting period.

The following table represents total stock-based compensation expense included in our Consolidated Statements of Income:

Year Ended May 31,	2026	2025	2024
(In thousands)
Stock-based compensation expense, included in SG&A	$33,237	$27,042	$25,925
Stock-based compensation expense, included in restructuring expense	(389)	-	-
Total stock-based compensation cost	32,848	27,042	25,925
Income tax (benefit)	(4,427)	(3,685)	(3,627)
Total stock-based compensation cost, net of tax	$28,421	$23,357	$22,298

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

The following is a summary of our weighted-average assumptions related to SARs grants made during the last three fiscal years:

Year Ended May 31,	2026	2025	2024
Risk-free interest rate	4.1%	4.1%	3.9%
Expected life of option - years	6.0	6.0	6.0
Expected dividend yield	1.8%	1.6%	1.8%
Expected volatility rate	25.5%	25.2%	24.6%

The 2024 Omnibus Plan was approved by our stockholders on October 3, 2024. The 2024 Omnibus Plan provides us with the flexibility to grant a wide variety of stock and stock-based awards, as well as dollar-denominated performance-based awards, and is the primary stock-based award program for covered associates. The plan replaces the 2014 Omnibus Plan, which expired under its own terms in October 2024. SARs are issued at fair value at the date of grant, have up to ten-year terms and have graded-vesting terms over four years. Compensation cost for these awards is recognized on a straight-line basis over the related vesting period. Currently all SARs outstanding are to be settled with stock.

The following tables summarize option and share-based payment activity (including SARs) under these plans during the fiscal year ended May 31, 2026:

	2026
Share-Based Payments	Weighted- Average Exercise Price	Number of Shares Under Option
(Shares in thousands)
Balance at June 1, 2025	$81.44	1,892
Options granted	110.59	262
Options exercised	53.23	(75)
Balance at May 31, 2026	86.14	2,079
Exercisable at May 31, 2026	$79.50	1,512

SARs	2026	2025	2024
(In thousands, except per share amounts)
Weighted-average grant-date fair value per SAR	$29.39	$30.99	$24.04
Fair value of SARS vested	$22.49	$18.93	$15.28
Intrinsic value of options exercised	$11.06	$15.49	$12.37
Tax benefit from options exercised	$783	$559	$6,049

At May 31, 2026, the aggregate intrinsic value and weighted-average remaining contractual life of options outstanding was $44.0 million and 5.45 years, respectively, while the aggregate intrinsic value and weighted-average remaining contractual life of options exercisable was $40.6 million and 4.45 years, respectively.

At May 31, 2026, the total unamortized stock-based compensation expense related to SARs that were previously granted was $10.2 million, which is expected to be recognized over a weighted-average of 2.50 years. We anticipate that approximately 2.1 million shares at a weighted-average exercise price of $86.11 and a weighted-average remaining contractual term of 5.44 years are vested or expected to vest under these plans.

Restricted Stock Plans

We also grant stock-based awards, which may be made in the form of restricted stock, restricted stock units, performance shares and performance stock units. These awards are granted to eligible associates or directors and entitle the holder to shares of our common stock as the award vests. The fair value of the awards is determined and fixed based on the stock price at the date of grant. A description of our restricted stock plans follows.

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

Under the 2024 Omnibus Plan, a total of 5,000,000 shares of our common stock may be subject to awards. Of those issuable shares, up to 2,500,000 shares of common stock may be subject to “full-value” awards. Nonvested restricted shares/units of common stock under both the 2014 Omnibus Plan and 2024 Omnibus Plan are eligible for dividend payments, while performance stock units are not eligible for dividend payments unless and until such units vest. Dividends are then paid based on the units that have vested.

The following table summarizes the share-based performance-earned restricted stock (“PERS”) and performance stock units (“PSUs”) activity during the fiscal year ended May 31, 2026:

	Weighted-Average
	Grant-Date
	Fair Value	2026
(Shares in thousands)
Balance at June 1, 2025	$97.96	816
Shares granted	110.54	259
Shares forfeited	87.28	(211)
Shares vested	90.44	(84)
Balance at May 31, 2026	$105.81	780

The weighted-average grant-date fair value was $110.54, $114.14 and $93.74 for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. The restricted stock and performance stock cliff vest after three years. At May 31, 2026, remaining unamortized deferred compensation expense for performance-earned restricted stock totaled $14.3 million. The remaining amount is being amortized over the applicable vesting period for each participant.

PSUs have been granted to certain executives and the awards are contingent upon the level of attainment of performance goals for the three-year performance period. Vesting of 50% of the PSUs relates to compounded annualized growth rates in adjusted revenue for the period, and the vesting of the remaining 50% relates to an increase in EBIT margin, measured at the end of the three-year performance period. The number of PSUs that may vest with respect to the achievement of the performance goals may range from 0% to 200% of the PSUs granted under this program. Compensation cost for these awards has been recognized on a straight-line basis over the related performance period, with consideration given to the probability of attaining the performance goals.

The following table sets forth such awards for the year ended May 31, 2026:

Performance Stock Units ("PSUs")	Shares Granted	Weighted-Average Grant Date Fair Value	Shares Outstanding as of May 31, 2026	Unamortized Expense, as of May 31, 2026
(In thousands, except per share amounts)
2023 PSUs (1)	176	$93.51	141	$-
2024 PSU's (2)	153	$114.26	134	$4,489
2025 PSU's (3)	142	$110.59	139	$18,920
(1)
The "2023 PSUs" were granted on July 19, 2023. The expense has been fully recognized, in line with the final results achieved for the three-year performance plan.
(2)
The "2024 PSUs" were granted on July 18, 2024. The unamortized expense is expected to be recognized over a weighted-average period of 1.0 year.
(3)
The "2025 PSUs" were granted on July 16, 2025. The unamortized expense is expected to be recognized over a weighted-average period of 2.0 years.

During fiscal 2026, shares were awarded under the 2024 Omnibus Plan to our non-employee directors, for the purpose of recruiting and retaining directors and to align the interests of directors with the interests of our stockholders. These awards cliff vest after three years. The shares available for grant out of the 2014 Omnibus Plan have expired, therefore, all future grants will be issued from the 2024 Omnibus Plan.

The following table summarizes the share-based activity under the 2014 Omnibus Plan and 2024 Omnibus Plan related to directors during fiscal 2026:

	Weighted-Average
	Grant-Date
	Fair Value	2026
(Shares in thousands)
Balance at June 1, 2025	$104.44	41
Shares granted to directors	117.19	15
Shares vested	92.87	(15)
Balance at May 31, 2026	$113.52	41

The weighted-average grant-date fair value was $117.19, $127.65 and $98.61 for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. Unamortized deferred compensation expense relating to restricted stock grants for directors of $2.3 million at May 31, 2026, is being amortized over the applicable remaining vesting period for each director.

During fiscal 2026, a total of 18,261 shares were awarded under the 2024 Omnibus Plan to certain associates as supplemental retirement benefits, generally subject to forfeiture. The shares vest upon the latter of attainment of age 55 and the fifth anniversary of the May 31st immediately preceding the date of the grant. In April 2026, the grant provisions were amended to remove the post vesting restriction which previously lapsed upon associates’ retirement. The modification has no impact on compensation cost recognized. The following table sets forth such awards for the year ended May 31, 2026:

	Weighted-Average
	Grant-Date
	Fair Value	2026
(Shares in thousands)
Balance at June 1, 2025	$47.06	373
Shares granted	110.59	18
Shares vested	91.43	(26)
Shares released from restriction	31.25	(282)
Balance at May 31, 2026	$93.18	83

The weighted-average grant-date fair value was $110.59, $114.26 and $93.51 for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. As noted above, no shares remain available for future grant under the 2007 Plan and the 2014 Omnibus Plan has expired, and future issuances of shares as supplemental retirement benefits are made under the 2024 Omnibus Plan. At May 31, 2026, unamortized stock-based compensation expense of $4.1 million is being amortized over the applicable vesting period associated with each participant.

The following table summarizes the activity for all nonvested restricted shares during the year ended May 31, 2026:

	Weighted-Average
	Grant-Date Fair	Number of
	Value	Shares
(Shares in thousands)
Balance at June 1, 2025	$97.40	947
Granted	110.89	292
Vested	90.95	(125)
Forfeited	87.28	(211)
Balance at May 31, 2026	$105.00	903

The fair value of the nonvested restricted share awards have been calculated using the market value of the shares on the date of issuance. Total unrecognized compensation cost related to all nonvested awards of restricted shares of common stock was $44.1 million as of May 31, 2026. The remaining weighted-average contractual term of nonvested restricted shares at May 31, 2026 is the same as the period over which the remaining cost of the awards will be recognized, which is approximately 2.15 years. We did not receive any cash from associates as a result of associate vesting and release of restricted shares for the year ended May 31, 2026.

The following table summarizes the grant date and vested values of restricted shares during the last three fiscal years:

Year Ended May 31,	Weighted-Average Grant Date Fair Value	Fair Value of Restricted Shares Vested	Shares of Restricted Stock Vested	Intrinsic Value of Restricted Shares Vested
(In thousands, except per share amounts)
2024	$93.95	$32,842	421	$38,608
2025	$114.60	$33,246	384	$37,640
2026	$110.89	$11,325	125	$15,547

NOTE K — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement		Unrealized
	Currency	Benefit	Unrealized	Gain (Loss)
	Translation	Liability	Gain On	On
(In thousands)	Adjustments	Adjustments (1)	Derivatives	Securities	Total
Balance at May 31, 2023	$(465,375)	$(148,764)	$11,405	$(2,201)	$(604,935)
Current period comprehensive income	3,276	66,592	-	205	70,073
Income taxes associated with the current period	252	(15,769)	-	(56)	(15,573)
Amounts reclassified from accumulated other comprehensive income (loss)	-	17,416	-	(165)	17,251
Income taxes reclassified into earnings	-	(4,122)	-	16	(4,106)
Balance at May 31, 2024	(461,847)	(84,647)	11,405	(2,201)	(537,290)
Current period comprehensive (loss) income	(5,505)	6,872	-	1,086	2,453
Income taxes associated with the current period	(1,260)	(2,004)	-	(116)	(3,380)
Amounts reclassified from accumulated other comprehensive income (loss)	-	9,394	-	(332)	9,062
Income taxes reclassified into earnings	(2,239)	(2,276)	-	39	(4,476)
Balance at May 31, 2025	(470,851)	(72,661)	11,405	(1,524)	(533,631)
Current period comprehensive income	42,178	51,562	-	115	93,855
Income taxes associated with the current period	(155)	(12,221)	-	(14)	(12,390)
Amounts reclassified from accumulated other comprehensive income (loss)	-	6,542	-	(38)	6,504
Income taxes reclassified into earnings	-	(1,540)	-	2	(1,538)
Balance at May 31, 2026	$(428,828)	$(28,318)	$11,405	$(1,459)	$(447,200)

(1)
For additional information, see Note N, "Pension Plans," and Note O, "Postretirement Benefits," to the Consolidated Financial Statements for details. Amounts reclassified from accumulated other comprehensive income (loss) are included in pension non-service costs (credits) as a component of "Other (Income) Expense, Net" on the Consolidated Statements of Income.

NOTE L — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended May 31, 2026, 2025 and 2024:

Year Ended May 31,	2026	2025	2024
(In thousands, except per share amounts)
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$661,392	$688,688	$588,397
Less: Allocation of earnings and dividends to participating securities	(2,581)	(2,625)	(2,630)
Net income available to common shareholders - basic	658,811	686,063	585,767
Add: Undistributed earnings reallocated to unvested shareholders	6	9	8
Net income available to common shareholders - diluted	$658,817	$686,072	$585,775
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	127,049	127,570	127,767
Average diluted options and awards	505	634	573
Total shares for diluted earnings per share (1)	127,554	128,204	128,340
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$5.19	$5.38	$4.58
Method used to calculate basic earnings per share	Two-Class	Two-Class	Two-Class
Diluted Earnings Per Share of Common Stock	$5.17	$5.35	$4.56
Method used to calculate diluted earnings per share	Two-Class	Two-Class	Two-Class
(1)
The dilutive effect of performance stock units is included when they have met minimum performance thresholds. The dilutive effect of SARs includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the years ended May 31, 2026, 2025 and 2024, approximately 450,000, 170,000 and 260,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

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

The following represents our lease costs for the fiscal years ending May 31, 2026, 2025 and 2024:

May 31,	2026	2025	2024
(In thousands)
Operating lease expense	$100,294	$92,040	$87,225
Variable lease expense	20,830	16,839	15,305
Short-term lease expense	2,223	2,458	2,104

The following represents our supplemental cash flow disclosures for the fiscal years ending May 31, 2026, 2025 and 2024:

May 31,	2026	2025	2024
(In thousands)
Operating cash outflows from operating leases	$99,076	$86,632	$81,540
Leased assets obtained in exchange for operating lease obligations	108,212	106,396	69,749

The following represents our supplemental balance sheet and other required disclosures as of May 31, 2026 and 2025:

May 31,	2026	2025
(In thousands, except percentages)
Current portion of operating leases within other accrued liabilities	$74,571	$69,846
Weighted average remaining lease term for operating leases (in years)	9.0	8.6
Weighted average discount rate for operating leases	4.5%	4.5%

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities, as of May 31, 2026:

Year ending May 31,	Operating Leases
(In thousands)
2027	$89,954
2028	74,519
2029	57,390
2030	47,440
2031	37,678
Thereafter	205,119
Total lease payments	$512,100
Less imputed interest	96,246
Total present value of lease liabilities	$415,854

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

The Retirement Plan provides benefits that are based upon years of service and average compensation with accrued benefits vesting after five years. Benefits for union associates are generally based upon years of service, or a combination of years of service and average compensation. Our pension funding policy considers contributions in an amount on an annual basis that can be deducted for federal income tax purposes, using a different actuarial cost method and different assumptions from those used for financial reporting. For the fiscal year ending May 31, 2027, we are required, based on minimum funding rules, to contribute approximately $7.8 million to our foreign plans. Required contributions, based on minimum funding rules, to the retirement plans in the United States for fiscal 2027 are immaterial. During the year, we will evaluate whether to make contributions in excess of the minimum required amounts. During fiscal 2026, we contributed $51.0 million to the pension plans in the United States which was in excess of the required immaterial contributions but serves to improve the funded status of the plans.

Net periodic pension cost consisted of the following for the year ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2026	2025	2024	2026	2025	2024
Service cost	$43,453	$43,217	$43,652	$5,911	$4,427	$3,534
Interest cost	37,937	39,180	35,967	8,387	7,836	7,667
Expected return on plan assets	(53,305)	(48,069)	(42,072)	(10,063)	(9,490)	(9,588)
Amortization of:
Prior service cost (credit)	2	2	2	(106)	159	(127)
Net actuarial losses recognized	5,794	8,613	16,822	1,253	1,189	833
Curtailment/settlement (gains) losses	-	-	-	(21)	7	(50)
Net Pension Cost	$33,881	$42,943	$54,371	$5,361	$4,128	$2,269

The changes in benefit obligations and plan assets, as well as the funded status of our pension plans at May 31, 2026 and 2025, were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Benefit obligation at beginning of year	$749,686	$719,663	$186,617	$166,060
Service cost	43,453	43,217	5,911	4,427
Interest cost	37,937	39,180	8,387	7,836
Benefits paid	(56,912)	(45,237)	(9,748)	(9,162)
Participant contributions	-	-	1,562	1,414
Plan amendments	1	-	-	299
Plan settlements/curtailments	-	-	(666)	(256)
Plan combinations	-	-	10,789	10,550
Actuarial losses (gains)	27,287	(7,137)	(3,407)	3,323
Premiums paid	-	-	(139)	(90)
Currency exchange rate changes	-	-	672	2,216
Benefit Obligation at End of Year	$801,452	$749,686	$199,978	$186,617
Fair value of plan assets at beginning of year	$770,703	$720,079	$188,984	$174,260
Actual gain on plan assets	125,496	50,324	12,601	9,365
Employer contributions	51,009	45,537	5,797	4,537
Participant contributions	-	-	1,562	1,414
Benefits paid	(56,912)	(45,237)	(9,748)	(9,162)
Assets related to plan combinations	-	-	-	6,630
Premiums paid	-	-	(139)	(90)
Plan settlements/curtailments	-	-	(674)	(256)
Currency exchange rate changes	-	-	381	2,286
Fair Value of Plan Assets at End of Year	$890,296	$770,703	$198,764	$188,984
Surplus of plan assets versus benefit obligations at end of year	$88,844	$21,017	$(1,214)	$2,367
Net Amount Recognized	$88,844	$21,017	$(1,214)	$2,367
Accumulated Benefit Obligation	$696,907	$650,986	$190,481	$175,236

The fair value of the assets held by our pension plans has increased at May 31, 2026 since our previous measurement date at May 31, 2025, due to contributions and market returns. Total plan liabilities increased due to benefit accruals and a net actuarial loss compared to a small actuarial gain in the prior year. We have recorded an overfunded position for the net status of our pension plans. We expect pension expense in fiscal 2027 to be lower than our fiscal 2026 expense level due to an increase in the value of expected return on plan assets driven by the higher market value of plan assets and a reduction in the amortization of the net actuarial loss to be recognized. Any future declines in the value of our pension plan assets or increases in our plan liabilities could require us to decrease our recorded asset for the net funded status of our pension plans and could also require accelerated and higher cash contributions to our pension plans.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2026 and 2025 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Noncurrent assets	$89,297	$21,637	$23,503	$15,833
Current liabilities	(8)	(8)	(1,517)	(960)
Noncurrent liabilities	(445)	(612)	(23,200)	(12,506)
Net Amount Recognized	$88,844	$21,017	$(1,214)	$2,367

The following table summarizes the relationship between our plans' benefit obligations and assets:

	U.S. Plans
	2026		2025
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$4,688	$4,235	$4,756	$4,136
Plans with accumulated benefit obligations in excess of plan assets	37	-	40	-
Plans with assets in excess of projected benefit obligations	796,764	886,061	744,930	766,567
Plans with assets in excess of accumulated benefit obligations	696,870	890,296	650,946	770,703

	Non-U.S. Plans
	2026		2025
(In thousands)	Benefit Obligation	Plan Assets	Benefit Obligation	Plan Assets
Plans with projected benefit obligations in excess of plan assets	$51,654	$26,937	$35,864	$22,399
Plans with accumulated benefit obligations in excess of plan assets	45,245	22,591	31,513	20,117
Plans with assets in excess of projected benefit obligations	148,324	171,827	150,753	166,585
Plans with assets in excess of accumulated benefit obligations	145,236	176,173	143,723	168,867

The following table presents the pretax net actuarial loss and prior service (cost) credits recognized in accumulated other comprehensive income (loss) not affecting retained earnings:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Net actuarial loss	$(57,777)	$(108,475)	$(29,513)	$(37,298)
Prior service (costs) credits	(5)	(6)	246	330
Total recognized in accumulated other comprehensive income not affecting retained earnings	$(57,782)	$(108,481)	$(29,267)	$(36,968)

The following table includes the changes recognized in other comprehensive income:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service cost	$1	$-	$-	$299
Net (gain) loss arising during the year	(44,904)	(9,393)	(5,945)	5,129
Effect of exchange rates on amounts included in AOCI	-	-	(77)	570
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) benefit	(2)	(2)	106	(159)
Amortization or settlement recognition of net (loss)	(5,794)	(8,613)	(1,225)	(1,196)
Total recognized in other comprehensive (income) loss	$(50,699)	$(18,008)	$(7,141)	$4,643

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

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic pension cost under the plans:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2026	2025	2026	2025
Discount rate	5.55%	5.65%	4.93%	4.78%
Rate of compensation increase	3.38%	3.38%	2.97%	3.03%

	U.S. Plans			Non-U.S. Plans
Net Periodic Pension Cost	2026	2025	2024	2026	2025	2024
Discount rate	5.66%	5.59%	5.26%	4.78%	4.81%	4.88%
Expected return on plan assets	7.25%	7.00%	7.00%	5.35%	5.49%	5.79%
Rate of compensation increase	3.38%	3.39%	3.39%	3.03%	2.98%	2.97%

The following tables illustrate the weighted-average actual and target allocation of plan assets:

	U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2026	2026	2025
Equity securities	43%	$410.0	$429.2
Fixed income securities	35%	306.8	166.3
Multi-class	17%	145.2	155.8
Cash	5%	28.3	19.3
Other		-	0.1
Total assets	100%	$890.3	$770.7

	Non-U.S. Plans
	Target Allocation	Actual Asset Allocation
(Dollars in millions)	as of May 31, 2026	2026	2025
Equity securities	35%	$71.2	$66.1
Fixed income securities	44%	87.6	83.9
Cash		0.7	0.5
Property and other	21%	39.3	38.5
Total assets	100%	$198.8	$189.0

The following tables present our pension plan assets as categorized using the fair value hierarchy at May 31, 2026 and 2025:

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2026
U.S. Treasury and other government	$-	$95,683	$-	$95,683
Foreign bonds	-	5,444	-	5,444
Mortgage-backed securities	-	17,481	-	17,481
Corporate bonds	-	13,211	-	13,211
Mutual funds - equity	62,249	347,756	-	410,005
Mutual funds - multi-class	-	145,220	-	145,220
Mutual funds - fixed	-	3,166	-	3,166
Cash and cash equivalents	28,241	-	-	28,241
Futures contracts	-	-	48	48
Investments measured at NAV (1)				171,797
Total	$90,490	$627,961	$48	$890,296
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

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2026
Pooled equities	$-	$71,182	$-	$71,182
Pooled fixed income	-	86,194	-	86,194
Foreign bonds	-	1,370	-	1,370
Insurance contracts	-	-	29,036	29,036
Mutual funds - real estate	-	10,267	-	10,267
Cash and cash equivalents	715	-	-	715
Total	$715	$169,013	$29,036	$198,764

U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
U.S. Treasury and other government	$-	$57,763	$-	$57,763
State and municipal bonds	-	213	-	213
Foreign bonds	-	3,365	-	3,365
Mortgage-backed securities	-	17,964	-	17,964
Corporate bonds	-	15,750	-	15,750
Stocks - large cap	51,743	-	-	51,743
Mutual funds - equity	-	377,516	-	377,516
Mutual funds - multi-class	-	155,782	-	155,782
Mutual funds - fixed	-	2,900	-	2,900
Cash and cash equivalents	19,327	-	-	19,327
Futures contracts	-	-	64	64
Investments measured at NAV (2)				68,316
Total	$71,070	$631,253	$64	$770,703
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

Non-U.S. Plans
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2025
Pooled equities	$-	$66,101	$-	$66,101
Pooled fixed income	-	82,844	-	82,844
Foreign bonds	-	1,050	-	1,050
Insurance contracts	-	-	28,121	28,121
Mutual funds - real estate	-	10,392	-	10,392
Cash and cash equivalents	476	-	-	476
Total	$476	$160,387	$28,121	$188,984

The following table includes the activity that occurred during the years ended May 31, 2026 and 2025 for our Level 3 assets:

		Actual (Loss) Return on Plan Assets For:
	Balance at	Assets Still Held	Assets Sold	Purchases, Sales and	Balance at
(In thousands)	Beginning of Period	at Reporting Date	During Year	Settlements, net (3)	End of Period
Year ended May 31, 2026	$28,185	(207)	-	1,106	$29,084
Year ended May 31, 2025	20,477	348	-	7,360	28,185
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

The goals of the investment strategy for pension assets include: the total return of the funds shall, over an extended period of time, surpass an index composed of the MSCI World Stock Index (equity), the Bloomberg Long-Term Government/Credit Index (fixed income), and 90-day Treasury Bills (cash), weighted appropriately to match the asset allocation of the plans. The equity portion of the funds shall surpass the MSCI World Stock Index over a full market cycle, while the fixed-income portion shall surpass Bloomberg Long-Term Government/Credit Index over a full market cycle. The purpose of the fixed-income fund is to reduce the overall volatility of the plan assets and provide a hedge against interest rate fluctuations. Therefore, the primary objective of the fixed-income portion is to match the Bloomberg Long-Term Government/Credit Index.

We expect to pay the following estimated pension benefit payments in the next five years (in millions): $78.8 in 2027, $81.7 in 2028, $92.0 in 2029, $91.4 in 2030 and $94.9 in 2031. In the five years thereafter (2032-2036), we expect to pay $485.4 million.

In addition to the defined benefit pension plans discussed above, we also sponsor associate savings plans under Section 401(k) of the Internal Revenue Code, which cover most of our associates in the United States. We record expense for defined contribution plans for any employer-matching contributions made in conjunction with services rendered by associates. The majority of our plans provide for matching contributions made in conjunction with services rendered by associates. Matching contributions are invested in the same manner that the participants invest their own contributions. Matching contributions charged to income were $31.8 million, $31.3 million and $29.8 million for the years ending May 31, 2026, 2025 and 2024, respectively.

NOTE O — POSTRETIREMENT BENEFITS

We sponsor several unfunded-healthcare-benefit plans for certain of our retired associates, as well as postretirement life insurance for certain former associates. Eligibility for these benefits is based upon various requirements. The following table illustrates the effect on operations of these plans for the three years ended May 31:

	U.S. Plans			Non-U.S. Plans
(In thousands)	2026	2025	2024	2026	2025	2024
Service cost	$-	$-	$-	$936	$1,672	$2,259
Interest cost	49	83	87	1,089	1,251	1,550
Amortization of:
Net actuarial losses (gains)	34	(25)	(15)	(1,024)	(551)	(49)
Curtailment/settlement losses	617	-	-	-	-	-
Net Postretirement Benefit Cost	$700	$58	$72	$1,001	$2,372	$3,760

The changes in benefit obligations of the plans at May 31, 2026 and 2025 were as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Accumulated postretirement benefit obligation at beginning of year	$1,663	$1,621	$24,557	$26,058
Service cost	-	-	936	1,672
Interest cost	49	83	1,089	1,251
Benefit payments	(746)	(135)	(648)	(568)
Actuarial (gains) losses	(22)	94	(701)	(3,635)
Currency exchange rate changes	-	-	(108)	(221)
Accumulated and accrued postretirement benefit obligation at end of year	$944	$1,663	$25,125	$24,557

In determining the postretirement benefit amounts outlined above, measurement dates as of May 31 for each period were applied.

Amounts recognized in the Consolidated Balance Sheets for the years ended May 31, 2026 and 2025 are as follows:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Current liabilities	$(137)	$(733)	$(1,050)	$(949)
Noncurrent liabilities	(807)	(930)	(24,075)	(23,608)
Net Amount Recognized	$(944)	$(1,663)	$(25,125)	$(24,557)

The following table presents the pretax net actuarial gain recognized in accumulated other comprehensive income (loss) not affecting retained earnings by fiscal year:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Net actuarial gain	$724	$51	$14,419	$14,803

The following table includes the changes recognized in other comprehensive loss (income) by fiscal year:

	U.S. Plans		Non-U.S. Plans
(In thousands)	2026	2025	2026	2025
Changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) loss arising during the year	$(22)	$94	$(701)	$(3,635)
Effect of exchange rates on amounts included in AOCI	-	-	61	66
Amounts recognized as a component of net periodic benefit cost:
Amortization or settlement recognition of net (loss) gain	(651)	25	1,024	551
Total recognized in other comprehensive (income) loss	$(673)	$119	$384	$(3,018)

The following weighted-average assumptions were used to determine our year-end benefit obligations and net periodic postretirement benefit costs under the plans by fiscal year:

	U.S. Plans		Non-U.S. Plans
Year-End Benefit Obligations	2026	2025	2026	2025
Discount rate	5.18%	5.17%	4.98%	4.88%
Current healthcare cost trend rate	7.60%	8.30%	5.07%	5.13%
Ultimate healthcare cost trend rate	4.00%	4.00%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2048	2048	2040	2040

	U.S. Plans			Non-U.S. Plans
Net Periodic Postretirement Cost	2026	2025	2024	2026	2025	2024
Discount rate	5.17%	5.50%	5.20%	4.88%	5.03%	5.10%
Current healthcare cost trend rate	8.30%	8.90%	6.00%	5.13%	5.21%	5.53%
Ultimate healthcare cost trend rate	4.00%	4.04%	4.03%	3.70%	3.70%	3.70%
Year ultimate healthcare cost trend rate will be realized	2048	2049	2045	2040	2040	2040

We expect to pay approximately $1.2 million to $1.4 million in estimated postretirement benefits in each of the next five years. In the five years thereafter (2032-2036), we expect to pay a cumulative total of $8.1 million.

NOTE P — CONTINGENCIES AND ACCRUED LOSSES

Accrued loss reserves consist of the following:

May 31,	2026	2025
(In thousands)
Accrued product liability and other loss reserves	$35,517	$24,781
Accrued warranty reserves	10,395	10,494
Accrued environmental reserves	5,346	1,426
Total Accrued Loss Reserves - Current	$51,258	$36,701
Accrued product liability and other loss reserves - noncurrent	$26,236	$25,206
Accrued warranty liability - noncurrent	3,379	3,534
Accrued environmental reserves - noncurrent	3,512	2,719
Total Accrued Loss Reserves - Noncurrent	$33,127	$31,459

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates, as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at May 31, 2026, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

Year Ended May 31,	2026	2025	2024
(In thousands)
Beginning Balance	$14,028	$11,621	$11,776
Deductions (1)	(37,343)	(29,434)	(34,388)
Provision charged to expense	37,089	31,841	34,233
Ending Balance	$13,774	$14,028	$11,621
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

Other Contingencies

One of our former subsidiaries has been the subject of a proceeding in which one of its former distributors brought suit against the subsidiary for breach of contract. Following a June 2017 trial, a jury determined that the distributor was not entitled to any damages on the distributor’s claims. On appeal, the Ninth Circuit Court of Appeals ordered a new trial with respect to certain issues. On December 10, 2021, a new jury awarded $6.0 million in damages to the distributor. Per the parties’ contracts, the distributor was also entitled to seek recovery of some portion of its attorneys’ fees and costs. On November 15, 2023, the U.S. District Court for the Eastern District of California issued an order awarding the distributor approximately $4.4 million in connection with attorney's fees and costs the distributor allegedly incurred throughout the duration of this legal action. As a result of this order, we increased our accrual to $10.4 million as of November 30, 2023. On December 27, 2023, we paid the $6.0 million judgment, and then decreased our accrual to approximately $4.4 million. We appealed the District Court's order awarding attorneys’ fees and costs to the distributor to the Ninth Circuit Court of Appeals. On January 21, 2025, the Ninth Circuit reversed in part and affirmed in part the District Court’s order awarding attorneys’ fees and costs. As a result, we paid the distributor $4.6 million, of which $4.4 million was previously accrued in fiscal 2024. On April 17, 2025, at a Court-ordered settlement conference, we agreed to pay the distributor $4.5 million to resolve all remaining claims, known or unknown, between the parties. As a result of this settlement, we increased our accrual to $4.5 million as of May 31, 2025. We paid the $4.5 million settlement during the first quarter of fiscal 2026. We incurred SG&A expense related to this matter of

$4.7 million and $4.4 million during fiscal 2025 and 2024, respectively. We did not incur any SG&A expense related to this matter during fiscal 2026.

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

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $152.5 million, which is inclusive of the prejudgment interest awarded (but exclusive of any accruing postjudgment interest), and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses, and SG&A expenses in our Consolidated Financial Statements as of and for the year ending May 31, 2025. We did not incur any SG&A expense related to this matter during fiscal 2026. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Gain on Business Interruption Insurance

In April 2021, there was a significant plant explosion at a key alkyd resin supplier which caused severe supply chain disruptions. As a result of this disruption, the Consumer segment incurred incremental costs and lost sales during fiscal 2021 and 2022. A claim for these losses was submitted under our business interruption insurance policy. The Consumer segment recovered $11.1 million from insurance during the year ended May 31, 2024. The insurance gain is recorded as a reduction to SG&A expenses in our Consolidated Statements of Income, and the proceeds are included within cash flows from operating activities in our Consolidated Statement of Cash Flows for the year ended May 31, 2024. No such proceeds were received during fiscal 2026 and 2025.

NOTE Q — REVENUE

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

Trade accounts receivable, net of allowances, and net contract (liabilities) assets consisted of the following:

Year Ended May 31,	2026	2025	$ Change	% Change
(In thousands, except percentages)
Trade accounts receivable, less allowances	$1,661,538	$1,509,109	$152,429	10.1%

Contract assets	$61,757	$72,949	$(11,192)	(15.3%)
Contract liabilities - short-term	(75,279)	(56,634)	(18,645)	32.9%
Net Contract (Liabilities) Assets	$(13,522)	$16,315	$(29,837)

The $29.8 million change in our net contract (liabilities) assets from May 31, 2025 to May 31, 2026, resulted primarily due to the timing and volume of construction jobs in progress at May 31, 2026 versus May 31, 2025. During the years ended May 31, 2026 and May 31, 2025 we recognized $52.3 million and $42.2 million of revenue, which was included in contract liabilities as of May 31, 2025 and 2024, respectively.

We also record long-term deferred revenue, which amounted to $92.4 million and $85.6 million as of May 31, 2026 and 2025, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses:

Year Ended May 31,	2026	2025	2024
(In thousands)
Beginning Balance	$42,844	$48,763	$49,482
Bad debt provision	9,297	16,411	18,375
Uncollectible accounts written off, net of recoveries	(13,776)	(22,560)	(19,160)
Translation adjustments	814	230	66
Ending Balance	$39,179	$42,844	$48,763

NOTE R — SEGMENT INFORMATION

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

Our PCG reportable segment products and services are sold throughout North America, as well as internationally, and are sold directly to contractors, distributors and end-users, such as industrial manufacturing facilities, public institutions and other commercial customers. Products and services within this reportable segment include high-performance flooring solutions, corrosion control and fireproofing coatings, infrastructure repair systems, FRP structures, factory applied industrial coatings, preservation products, edible coatings and specialty glazes for pharmaceutical and food industry coatings and solutions.

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

Year Ended May 31, 2026	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$3,069,785	$2,131,914	$2,661,723	$7,863,422
Less:
Cost of Sales	1,753,894	1,200,584	1,650,905
Selling, General and Administrative Expenses	849,530	615,012	635,301
Other Segment Items (1)	18,033	7,274	13,072
Income Before Income Taxes	$448,328	$309,044	$362,445	$1,119,817
Less: Corporate/Other Expense				249,477
Consolidated Income Before Income Taxes				$870,340

Year Ended May 31, 2025	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$2,874,452	$1,995,816	$2,502,376	$7,372,644
Less:
Cost of Sales	1,660,611	1,107,047	1,554,508
Selling, General and Administrative Expenses	780,927	609,342	588,596
Other Segment Items (1)	7,803	1,452	26,445
Income Before Income Taxes	$425,111	$277,975	$332,827	$1,035,913
Less: Corporate/Other Expense				243,153
Consolidated Income Before Income Taxes				$792,760

Year Ended May 31, 2024	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$2,827,813	$1,958,606	$2,548,858	$7,335,277
Less:
Cost of Sales	1,632,435	1,105,889	1,582,364
Selling, General and Administrative Expenses	791,715	603,402	555,028
Other Segment Items (1)	15,342	3,565	8,263
Income Before Income Taxes	$388,321	$245,750	$403,203	$1,037,274
Less: Corporate/Other Expense				249,437
Consolidated Income Before Income Taxes				$787,837
(1)
Other Segment Items includes Restructuring Expense, Goodwill Impairment (recorded within our Consumer segment in fiscal year 2025), Interest Expense, Investment (Income), Net and Other (Income) Expense, Net.

Year Ended May 31, 2026	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$2,048,843	$1,394,159	$2,078,739	$5,521,741
Foreign
Canada	265,175	86,653	161,901	513,729
Europe	512,455	338,984	370,681	1,222,120
Latin America	242,876	36,573	25,531	304,980
Asia Pacific	-	154,047	24,871	178,918
Other Foreign	436	121,498	-	121,934
Total Foreign	1,020,942	737,755	582,984	2,341,681
Total	$3,069,785	$2,131,914	$2,661,723	$7,863,422

Year Ended May 31, 2025	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,899,940	$1,322,091	$2,020,031	$5,242,062
Foreign
Canada	264,727	90,656	163,783	519,166
Europe	483,808	295,822	273,104	1,052,734
Latin America	225,977	39,364	25,120	290,461
Asia Pacific	-	139,124	20,338	159,462
Other Foreign	-	108,759	-	108,759
Total Foreign	974,512	673,725	482,345	2,130,582
Total	$2,874,452	$1,995,816	$2,502,376	$7,372,644

Year Ended May 31, 2024	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$1,815,667	$1,292,672	$2,077,278	$5,185,617
Foreign
Canada	265,287	95,816	165,222	526,325
Europe	488,401	277,312	261,600	1,027,313
Latin America	258,458	39,251	25,072	322,781
Asia Pacific	-	149,920	19,686	169,606
Other Foreign	-	103,635	-	103,635
Total Foreign	1,012,146	665,934	471,580	2,149,660
Total	$2,827,813	$1,958,606	$2,548,858	$7,335,277
(2)
It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.

May 31,	2026	2025
(In thousands)
Long-Lived Assets (3)
United States	$1,605,234	$1,475,984
Foreign
Canada	117,401	115,161
Europe	258,548	223,921
United Kingdom	142,471	126,648
Other Foreign	132,840	118,049
Total Foreign	651,260	583,779
Total	$2,256,494	$2,059,763

(3)
Long-lived assets include all non-current assets, excluding non-current deferred income taxes, goodwill and intangible assets.

Management’s Report on Internal Control Over Financial Reporting

The management of RPM International Inc. ("RPM") is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. RPM’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements.

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

Management assessed the effectiveness of RPM’s internal control over financial reporting as of May 31, 2026. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of May 31, 2026, RPM’s internal control over financial reporting is effective.

The independent registered public accounting firm Deloitte & Touche LLP, has also audited the Company’s internal control over financial reporting as of May 31, 2026, and their report thereon is included below.

/s/ Frank C. Sullivan	/s/ Russell L. Gordon
Frank C. Sullivan	Russell L. Gordon
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

July 22, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended May 31, 2026, of the Company and our report dated July 22, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

July 22, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RPM International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RPM International Inc. and subsidiaries (the "Company") as of May 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended May 31, 2026, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Specific Reporting Unit - Refer to Note C to the Consolidated Financial Statements

Critical Audit Matter Description

The Company’s goodwill is tested annually on March 1st, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to their carrying values. The Company determines the fair value of its reporting units using a combination of the income and the market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) and EBITDA multiples. Changes in these assumptions could have significant impacts on either the fair value, the amount of any goodwill impairment charge, or both. When the carrying value of a reporting unit exceeds the fair value, an impairment is recognized.

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
•
We evaluated management’s determination and evaluation of triggering events at each of the quarterly and year end reporting periods.
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
•
We evaluated the impact of changes in management’s forecasts from the March 1, 2026, annual measurement date to May 31, 2026, inclusive of macroeconomic factors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

July 22, 2026

We have served as the Company's auditor since 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of May 31, 2026 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, are set forth above.

(c) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Trading Arrangements.

During the year ended May 31, 2026, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 as to our Directors appears under the caption “Proposal One - Election of Directors” in our 2026 Proxy Statement, which information is incorporated herein by reference. Information required by Item 405 of Regulation S-K is set forth in the 2026 Proxy Statement under the heading “Delinquent Section 16(a) Reports,” which information is incorporated herein by reference. Information required by Items 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K is set forth in the 2026 Proxy Statement under the heading “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference. Information required by Item 408(b) of Regulation S-K is set forth in the 2026 Proxy Statement under the heading "Executive Compensation - Insider Trading Policy," which information is incorporated herein by reference.

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

The name, age and positions of each of our Executive Officers as of July 22, 2026 are as follows:

Name	Age	Position and Offices Held
Frank C. Sullivan	65	Chairman and Chief Executive Officer
David C. Dennsteadt	53	President and Chief Operating Officer
Tracy D. Crandall	53	Vice President, General Counsel and Chief Compliance Officer
Russell L. Gordon	60	Vice President and Chief Financial Officer
Janeen B. Kastner	59	Vice President - Corporate Benefits and Risk Management
Michael J. Laroche	43	Vice President, Controller and Chief Accounting Officer
Andrew G. Polanco	55	Vice President - Operations
Matthew T. Ratajczak	58	Vice President - Global Tax and Treasurer

Frank C. Sullivan was elected Chairman of the Board in 2008 and Chief Executive Officer in 2002. From 1999 to 2008 and again from 2018 to 2026, Mr. Sullivan served as our President and was Chief Operating Officer from 2001 to 2002. From 1995 to 1999, Mr. Sullivan served as Executive Vice President, and was Chief Financial Officer from 1993 to 1999. Mr. Sullivan served as a Vice President from 1991 to 1995. Prior thereto, he served as our Director of Corporate Development from 1989 to 1991. Mr. Sullivan served as Regional Sales Manager from 1987 to 1989 of AGR Company, an Ohio General Partnership formerly owned by us. Prior thereto, Mr. Sullivan was employed by First Union National Bank from 1985 to 1987 and Harris Bank from 1983 to 1985.

David C. Dennsteadt was elected President and Chief Operating Officer in 2026. Before assuming his current role, Mr. Dennsteadt served as Executive Vice President beginning in 2025, and prior to that as Group President of our PCG Segment from 2018 to 2025. His career began at Stonhard in 1995, where he progressed from product/project engineer to international business development manager, operations manager for European operations, and eventually managing director of Stonhard Europe. He later became Director of Corporate Development for our Performance Coatings Division. In 2009, Mr. Dennsteadt joined a venture capital-funded startup for four years before rejoining RPM in 2013 as Vice President of PCG.

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

Janeen B. Kastner was elected Vice President – Corporate Benefits and Risk Management in 2007. Ms. Kastner had been our Director of Human Resources and Administration since 2000. Ms. Kastner joined the Company in 1997 as Manager of Benefits and Insurance. Prior to joining the Company, Ms. Kastner was a pension plan consultant with Watson Wyatt & Co.

Michael J. Laroche was elected Vice President, Controller and Chief Accounting Officer in 2021. Prior to that time, Mr. Laroche was the Chief Financial Officer of the Company's former Specialty Products Group. Mr. Laroche joined the Company as Controller of the Specialty Products Group in 2016. Prior to joining the Company, he was a senior manager at PricewaterhouseCoopers LLP.

Andrew G. Polanco was elected Vice President – Operations in 2026. He previously served as Vice President of Manufacturing beginning in 2022. Mr. Polanco joined the Company as Senior Director of Purchasing for its DAP business in 2016. He was promoted to Vice President of Operations at DAP in 2018 before being named Vice President, Operations for the Company's Consumer Segment in 2019. Prior to joining the Company, he held various leadership roles at Masco Corporation and Black & Decker, as well as private equity companies Horizon Group USA and Howard Berger Co.

Matthew T. Ratajczak was elected Vice President – Global Tax and Treasurer in 2012. Mr. Ratajczak joined the Company as director of taxes in 2004 and was elected Vice President – Global Taxes in 2005. Prior to joining the Company, he was Director of Global Tax for Noveon, Inc., a specialty chemicals company, and began his career with Ernst & Young LLP.

Item 11. Executive Compensation.

The information required by this item is set forth in the 2026 Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2026 Proxy Statement under the headings “Stock Ownership of Principal Holders and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2026 Proxy Statement under the headings “Related Person Transactions” and “Information Regarding Meetings and Committees of the Board of Directors,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth in the 2026 Proxy Statement under the heading “Independent Registered Public Accounting Firm Services and Related Fee Arrangements,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) The following documents are filed as part of this report:

1. Financial Statements. The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Consolidated Balance Sheets —

May 31, 2026 and 2025

Consolidated Statements of Income —

fiscal years ended May 31, 2026, 2025 and 2024

Consolidated Statements of Comprehensive Income —

fiscal years ended May 31, 2026, 2025 and 2024

Consolidated Statements of Cash Flows —

fiscal years ended May 31, 2026, 2025 and 2024

Consolidated Statements of Stockholders’ Equity —

fiscal years ended May 31, 2026, 2025 and 2024

Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended May 31, 2026

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

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

		Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

10.107

Sixth Amendment to Credit Agreement among RPM International Inc., the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of June 27, 2024

		Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2026

10.2	Credit Agreement among RPM International Inc., RPM New Horizons Netherlands B.V., the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, dated February 21, 2020	Current Report on Form 8-K (File No. 001-14187)	February 27, 2020

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

		Quarterly Report on Form 10-Q (File No. 001-14187)	October 5, 2022

10.3	Second Amended and Restated Receivables Sales Agreement dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.3.1	Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement, dated as of August 29, 2014	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.2	Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement, dated as of November 3, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	January 6, 2016

10.3.3	Amendment No. 3 to Second Amended and Restated Receivables Sale Agreement, dated as of December 31, 2016	Quarterly Report on Form 10-Q (File No. 001-14187)	April 6, 2017

10.3.4	Amendment No. 4 to Second Amended and Restated Receivables Sale Agreement, dated as of March 31, 2017	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.5	Amendment No. 5 to Second Amended and Restated Receivables Sale Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.3.6	Amendment No. 6 to Second Amended and Restated Receivables Sale Agreement, dated as of December 26, 2019	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2020

10.3.7	Amendment No. 7 to Second Amended and Restated Receivables Sale Agreement, dated as of June 5, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.38	Amendment No. 8 to Second Amended and Restated Receivables Sale Agreement, dated as of September 14, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.39	Amendment No. 9 to Second Amended and Restated Receivables Sale Agreement, dated as of September 30, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.310	Amendment No. 10 to Second Amended and Restated Receivables Sale Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.311	Amendment No. 11 to Second Amended and Restated Receivables Sale Agreement, dated as of May 20, 2024	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

10.312	Amendment No. 12 to Second Amended and Restated Receivables Sale Agreement, dated as of April 30, 2025	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2025

10.313	Amendment No. 13 to Second Amended and Restated Receivables Sale Agreement, dated as of November 7, 2025 (x)

10.314	Amendment No. 14 to Second Amended and Restated Receivables Sale Agreement, dated as of May 27, 2026 (x)

10.4	Amended and Restated Receivables Purchase Agreement, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

10.4.1	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of February 25, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	April 8, 2015

10.4.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 2, 2017	Current Report on Form 8-K (File No. 001-14187)	May 8, 2017

10.4.3	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement, dated as of June 18, 2018	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.4	Amendment No. 4 to Amended and Restated Receivables Purchase Agreement, dated as of May 8, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.5	Amendment No. 5 to Amended and Restated Receivables Purchase Agreement, dated as of May 22, 2020	Annual Report on Form 10-K (File No. 001-14187)	July 27, 2020

10.4.6	Amendment No. 6 to Amended and Restated Receivables Purchase Agreement, dated as of March 18, 2021	Current Report on Form 8-K (File No. 001-14187)	March 24, 2021

10.47	Amendment No. 7 to Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2022	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2022

10.48	Amendment No. 8 to Amended and Restated Receivables Purchase Agreement, dated as of March 23, 2023	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2023

10.49	Amendment No. 9 to Amended and Restated Receivables Purchase Agreement, dated as of May 20, 2024	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

10.410	Amendment No. 10 to Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2025	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2025

10.411	Amendment No. 11 to Amended and Restated Receivable Purchase Agreement, dated as of May 27, 2026 (x)

10.5	Amended and Restated Fee Letter, dated May 9, 2014	Current Report on Form 8-K (File No. 001-14187)	May 15, 2014

*10.6	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Frank C. Sullivan, Chairman and Chief Executive Officer	Quarterly Report on Form 10-Q (File No. 001-14187)	April 9, 2009

*10.7	Employment Agreement, by and between the Company and Tracy D. Crandall dated effective as of July 21, 2015	Quarterly Report on Form 10-Q (File No. 001-14187)	October 1, 2025

*10.8	Form of Indemnification Agreement entered into by and between the Company and each of its Directors and Executive Officers	Quarterly Report on Form 10-Q (File No. 001-14187)	January 13, 2003

*10.9	RPM International Inc. Deferred Compensation Plan, as Amended and Restated Generally, effective February 1, 2021	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2021

*10.9.1	Master Trust Agreement for RPM International Inc. Deferred Compensation Plan	Annual Report on Form 10-K (File No. 001-14187)	August 29, 2002

10.10	Second Amendment and Restated Collection Account Agreement, dated July 29, 2010	Quarterly Report on Form 10-Q (File No. 001-14187)	October 6, 2010

*10.11	RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 10, 2014	Definitive Proxy Statement (File No. 001-14187)	August 26, 2014

*10.11.1	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 4, 2018	Definitive Proxy Statement (File No. 001-14187)	August 30, 2018

*10.11.2	Amended and Restated RPM International Inc. 2014 Omnibus Equity and Incentive Plan, effective October 3, 2019	Definitive Proxy Statement (File No. 001-14187)	August 27, 2019

*10.113	Form of Performance Stock Unit (PSU) and Escrow Agreement (for awards from 2014 to 2024)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.114	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for awards from 2014 to 2024)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.115	Form of Stock Appreciation Rights Agreement (for awards from 2014 to 2024)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.116	Form of Supplemental Executive Retirement Plan Restricted Stock Agreement (for awards from 2019 to 2024)	Annual Report on Form 10-K (File No. 001-14187)	July 25, 2024

*10.12	RPM International Inc. Amended and Restated Incentive Compensation Plan	Quarterly Report on Form 10-Q (File No. 001-14187)	October 9, 2007

*10.13	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Russell L. Gordon, Vice President and Chief Financial Officer	Annual Report on Form 10-K (File No. 001-14187)	July 24, 2013

10.14

Settlement Term Sheet, dated July 26, 2014, by and among the Company, Bondex, SPHC, Republic, the Asbestos Claimants’ Committee, counsel for each member of the Asbestos Claimant’s Committee in its individual capacity and on behalf of such member, and Eric Green, in his capacity as the Future Claimants’ Representative

		Current Report on Form 8-K (File No. 001-14187)	July 31, 2014

10.15	Plan of Reorganization	Current Report on Form 8-K (File No. 001-14187)	December 23, 2014

*10.16	Amended and Restated Employment Agreement, effective December 31, 2008, by and between the Company and Janeen B. Kastner, Vice President – Corporate Benefits and Risk Management	Quarterly Report on Form 10-Q (File No. 001-14187)	October 7, 2015

10.17	Cooperation Agreement, dated as of June 27, 2018, by and among the Company, Elliott Associates, L.P., Elliott International, L.P., and Elliott International Capital Advisors Inc.	Current Report on Form 8-K (File No. 001-14187)	June 28, 2018

*10.18	Employment Agreement by and between the Company and Timothy R. Kinser, Vice President – Operations	Annual Report on Form 10-K (File No. 001-14187)	July 26, 2023

*10.19	RPM International Inc. 2024 Omnibus Equity and Incentive Plan, effective October 3, 2024	Definitive Proxy Statement (File No. 001-14187)	August 22, 2024

*10.20	Form of Performance Stock Unit (PSU) and Escrow Agreement (for awards since 2025) (x)

*10.21	Form of Performance-Earned Restricted Stock (PERS) and Escrow Agreement (for awards since 2025) (x)

*10.22	Form of Stock Appreciation Rights Agreement (for awards since 2025) (x)

*10.23	Form of Supplemental Executive Retirement Plan Restricted Stock Agreement (for awards since 2025) (x)

19.1	RPM International Inc. Insider Trading Policy (x)

21.1	Subsidiaries of the Company (x)

23.1	Consent of Independent Registered Public Accounting Firm (x)

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer (x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer (x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer (xx)

32.2	Section 1350 Certification of the Company Chief Financial Officer (xx)

97.1	RPM International Inc. Incentive-Based Compensation Clawback Policy (x)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

104	Cover page Interactive Data File

* Management contract or compensatory plan or arrangement.

(x) Filed herewith.

(xx) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RPM INTERNATIONAL INC.

By:	/s/ Frank C. Sullivan
Frank C. Sullivan
Chairman and Chief Executive Officer

Date: July 22, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated this 22nd day of July, 2026.

Signature	Title

/s/ Frank C. Sullivan	Chairman, Chief Executive Officer and a Director
Frank C. Sullivan	(Principal Executive Officer)

/s/ Russell L. Gordon	Vice President and Chief Financial Officer
Russell L. Gordon	(Principal Financial Officer)

/s/ Michael J. Laroche	Vice President, Controller and Chief Accounting Officer
Michael J. Laroche	(Principal Accounting Officer)

/s/ Julie A. Beck	Director
Julie A. Beck

/s/ Bruce A. Carbonari	Director
Bruce A. Carbonari

/s/ Jenniffer D. Deckard	Director
Jenniffer D. Deckard

/s/ Salvatore D. Fazzolari	Director
Salvatore D. Fazzolari

/s/ Thomas C. Gentile, III	Director
Thomas C. Gentile, III

/s/ Robert A. Livingston	Director
Robert A. Livingston

/s/ Christopher L. Mapes	Director
Christopher L. Mapes

/s/ Craig S. Morford	Director
Craig S. Morford

/s/ Frederick R. Nance	Director
Frederick R. Nance

/s/ Ellen M. Pawlikowski	Director
Ellen M. Pawlikowski

/s/ William B. Summers, Jr.	Director
William B. Summers, Jr.

/s/ Elizabeth F. Whited	Director
Elizabeth F. Whited

RPM International Inc. and Subsidiaries

Valuation And Qualifying Accounts and Reserves (Schedule II)

			Acquisitions
			(Disposals)
	Balance at	Additions	of Businesses			Balance at
	Beginning	Charged to	and	(Deductions)		End
(In thousands)	of Period	Expense	Reclassifications	Additions		of Period
Year Ended May 31, 2026
Current:
Accrued product liability and other loss reserves	$24,781	$13,897	$333	$(3,494)	(1)	$35,517
Accrued environmental reserves	$1,426	$5,178	$—	$(1,258)		$5,346
Noncurrent:
Accrued product liability and other loss reserves	$25,206	$6,003	$—	$(4,973)	(1)	$26,236
Accrued environmental reserves	$2,719	$1,171	$—	$(378)		$3,512
Year Ended May 31, 2025
Current:
Accrued product liability and other loss reserves	$23,353	$10,411	$338	$(9,321)	(1)	$24,781
Accrued environmental reserves	$1,148	$675	$—	$(397)		$1,426
Noncurrent:
Accrued product liability and other loss reserves	$25,289	$5,843	$—	$(5,926)	(1)	$25,206
Accrued environmental reserves	$2,574	$499	$—	$(354)		$2,719
Year Ended May 31, 2024
Current:
Accrued product liability and other loss reserves	$16,995	$19,991	$—	$(13,633)	(1)	$23,353
Accrued environmental reserves	$1,027	$380	$325	$(584)		$1,148
Noncurrent:
Accrued product liability and other loss reserves	$22,849	$8,803	$—	$(6,363)	(1)	$25,289
Accrued environmental reserves	$6,173	$582	$(325)	$(3,856)		$2,574
(1)
Primarily claims paid during the year, net of insurance contributions.