Form 10-Q
period 2026-08-31
RPM INTERNATIONAL INC/DE/
filed 2026-10-06
CIK 110621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026,

or

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

As of September 30, 2026, the registrant had 127,533,690 shares of common stock, $0.01 par value per share, outstanding.

RPM INTERNATIONAL INC. AND SUBSIDIARIES*

* As used herein, the terms “RPM” and the “Company” refer to RPM International Inc. and its subsidiaries, unless the context indicates otherwise.

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	August 31, 2026	May 31, 2026
Assets
Current Assets
Cash and cash equivalents	$312,842	$315,188
Trade accounts receivable (less allowances of $38,236 and $39,179, respectively)	1,517,963	1,661,538
Inventories	1,140,432	1,058,911
Prepaid expenses and other current assets	405,141	423,198
Total current assets	3,376,378	3,458,835
Property, Plant and Equipment, at Cost	2,952,267	2,919,058
Allowance for depreciation	(1,399,118)	(1,362,540)
Property, plant and equipment, net	1,553,149	1,556,518
Other Assets
Goodwill	1,686,520	1,688,164
Other intangible assets, net of amortization	813,600	824,638
Operating lease right-of-use assets	389,937	396,936
Deferred income taxes	113,035	116,474
Other	298,019	303,040
Total other assets	3,301,111	3,329,252
Total Assets	$8,230,638	$8,344,605
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$889,731	$853,524
Current portion of long-term debt	407,497	407,834
Accrued compensation and benefits	185,200	307,299
Accrued losses	49,019	51,258
Other accrued liabilities	391,253	441,148
Total current liabilities	1,922,700	2,061,063
Long-Term Liabilities
Long-term debt, less current maturities	1,999,028	2,125,690
Operating lease liabilities	334,729	341,283
Other long-term liabilities	256,569	258,641
Deferred income taxes	237,280	244,823
Total long-term liabilities	2,827,606	2,970,437
Contingencies and Accrued Losses (Note 13)
Stockholders' Equity
Preferred stock, par value $0.01; authorized 50,000 shares; none issued	—	—
Common stock, par value $0.01; authorized 300,000 shares; issued 146,910 and outstanding 127,554 as of August 31, 2026; issued 146,578 and outstanding 127,643 as of May 31, 2026	1,276	1,276
Paid-in capital	1,220,252	1,210,651
Treasury stock, at cost	(1,067,754)	(1,036,645)
Accumulated other comprehensive (loss)	(446,690)	(447,200)
Retained earnings	3,771,739	3,583,451
Total RPM International Inc. stockholders' equity	3,478,823	3,311,533
Noncontrolling Interest	1,509	1,572
Total equity	3,480,332	3,313,105
Total Liabilities and Stockholders' Equity	$8,230,638	$8,344,605

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	August 31,	August 31,
	2026	2025
Net Sales	$2,215,593	$2,113,743
Cost of Sales	1,301,631	1,220,527
Gross Profit	913,962	893,216
Selling, General and Administrative Expenses	559,768	573,534
Restructuring Expense	5,157	8,814
Interest Expense	25,535	29,326
Investment (Income), Net	(7,518)	(13,404)
Other (Income), Net	(6,033)	(3,101)
Income Before Income Taxes	337,053	298,047
Provision for Income Taxes	80,427	70,207
Net Income	256,626	227,840
Less: Net Income Attributable to Noncontrolling Interests	269	235
Net Income Attributable to RPM International Inc. Stockholders	$256,357	$227,605
Average Number of Shares of Common Stock Outstanding:
Basic	126,744	127,283
Diluted	127,240	127,950
Earnings per Share of Common Stock Attributable to RPM International Inc. Stockholders:
Basic	$2.02	$1.78
Diluted	$2.01	$1.77

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2026	2025
Net Income	$256,626	$227,840
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	519	19,483
Pension and other postretirement benefit liability adjustments, net of tax	(132)	1,093
Unrealized gain on securities, net of tax	126	224
Total other comprehensive income	513	20,800
Total Comprehensive Income	257,139	248,640
Less: Comprehensive Income Attributable to Noncontrolling Interests	272	236
Comprehensive Income Attributable to RPM International Inc. Stockholders	$256,867	$248,404

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31,	August 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$256,626	$227,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,075	51,464
Fair value adjustments to contingent earnout obligations	(4,945)	-
Deferred income taxes	(3,817)	1,304
Stock-based compensation expense	9,601	5,475
Net (gain) on marketable securities	(2,032)	(8,673)
Net (gain) on sales of assets	(10,505)	-
Other	244	(324)
Changes in assets and liabilities, net of effect from purchases and sales of businesses:
Decrease in receivables	142,204	49,331
(Increase) in inventory	(81,609)	(16,005)
(Increase) in prepaid expenses and other current and long-term assets	(9,868)	(18,051)
Increase in accounts payable	57,344	7,810
(Decrease) in accrued compensation and benefits	(121,260)	(99,296)
(Decrease) in accrued losses	(2,320)	(6,098)
(Decrease) increase in other accrued liabilities	(18,802)	42,733
Cash Provided by Operating Activities	263,936	237,510
Cash Flows from Investing Activities:
Capital expenditures	(58,505)	(62,461)
Acquisition of businesses, net of cash acquired	-	(115,695)
Purchase of marketable securities	(10,243)	(6,283)
Proceeds from sales of marketable securities	1,526	1,525
Proceeds from sales of assets	27,634	-
Other	(238)	523
Cash (Used for) Investing Activities	(39,826)	(182,391)
Cash Flows from Financing Activities:
Additions to long-term and short-term debt	148,886	35,000
Reductions of long-term and short-term debt	(276,448)	(14,972)
Cash dividends	(68,069)	(64,521)
Repurchases of common stock	(22,386)	(17,500)
Shares of common stock returned for taxes	(8,987)	(1,921)
Other	(278)	(221)
Cash (Used for) Financing Activities	(227,282)	(64,135)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	826	3,954
Net Change in Cash and Cash Equivalents	(2,346)	(5,062)
Cash and Cash Equivalents at Beginning of Period	315,188	302,137
Cash and Cash Equivalents at End of Period	$312,842	$297,075
Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$26,529	$28,640
Income taxes, net of refunds	$63,677	$38,080
Supplemental Disclosures of Noncash Investing Activities:
Capital expenditures accrued within accounts payable at quarter-end	$12,287	$17,265

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2026	127,643	$1,276	$1,210,651	$(1,036,645)	$(447,200)	$3,583,451	$3,311,533	$1,572	$3,313,105
Net income	-	-	-	-	-	256,357	256,357	269	256,626
Other comprehensive income	-	-	-	-	510	-	510	3	513
Dividends declared and paid ($0.54 per share)	-	-	-	-	-	(68,069)	(68,069)	-	(68,069)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(335)	(335)
Share repurchases under repurchase program	(196)	(2)	2	(22,386)	-	-	(22,386)	-	(22,386)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	107	2	9,599	(8,723)	-	-	878	-	878
Balance at August 31, 2026	127,554	$1,276	$1,220,252	$(1,067,754)	$(446,690)	$3,771,739	$3,478,823	$1,509	$3,480,332

	Common Stock				Accumulated
	Number				Other		Total RPM
	of	Par/Stated	Paid-In	Treasury	Comprehensive	Retained	International	Noncontrolling	Total
	Shares	Value	Capital	Stock	(Loss) Income	Earnings	Inc. Equity	Interests	Equity
Balance at June 1, 2025	128,269	$1,283	$1,177,796	$(953,856)	$(533,631)	$3,193,764	$2,885,356	$1,426	$2,886,782
Net income	-	-	-	-	-	227,605	227,605	235	227,840
Other comprehensive income	-	-	-	-	20,799	-	20,799	1	20,800
Dividends declared and paid ($0.51 per share)	-	-	-	-	-	(64,521)	(64,521)	-	(64,521)
Other noncontrolling interest activity	-	-	-	-	-	-	-	(266)	(266)
Share repurchases under repurchase program	(146)	(2)	2	(17,500)	-	-	(17,500)	-	(17,500)
Stock compensation expense and other deferred compensation, shares granted less shares returned for taxes	96	1	5,474	(2,016)	-	-	3,459	-	3,459
Balance at August 31, 2025	128,219	$1,282	$1,183,272	$(973,372)	$(512,832)	$3,356,848	$3,055,198	$1,396	$3,056,594

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

RPM INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — CONSOLIDATION, NONCONTROLLING INTERESTS AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”) for interim financial information and the instructions to Form 10-Q. In our opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included for the three-month periods ended August 31, 2026 and 2025. For further information, refer to the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended May 31, 2026.

In August 2026, management approved the transfer of certain Latin America businesses and management structures, formerly of our Construction Products Group (“CPG”) and Consumer segments, to our Performance Coatings Group (“PCG”) segment to create operating efficiencies and a more unified go-to-market strategy in Latin America. This realignment is reflected in our reportable segments beginning with our first quarter of fiscal 2027. As a result, historical segment results disclosed in Note 3, "Restructuring" and Note 16, "Segment Information" have been recast to reflect the impact of this change. These prior period reclassifications have no impact on previously reported financial position, net income or cash flows. See Note 16, “Segment Information,” to the Consolidated Financial Statements for further detail.

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

Our business is dependent on external weather factors. Historically, we have experienced stronger sales and net income in our first, second and fourth fiscal quarters comprising the three-month periods ending August 31, November 30, and May 31, respectively, with seasonally lower performance in our third fiscal quarter (December through February).

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods. We adopted the new standard effective June 1, 2026 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated balance sheet, results of operations or cash flows.

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

The current total expected costs associated with this plan are outlined below and decreased approximately $0.3 million compared to our prior quarter estimate, attributable to decreases in expected facility closure and other related costs of $0.2 million and decreases in expected severance and benefit costs of $0.1 million. The total expected costs are subject to change as we complete these projects.

Following is a summary of the charges recorded in connection with MAP 2025 by reportable segment, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Three Months Ended	Cumulative Costs	Total Expected
(In thousands)	August 31, 2026	August 31, 2025	to Date	Costs

CPG Segment:
Severance and benefit (credits) costs	$(152)	$1,941	$23,663	$24,917
Facility closure and other related costs	829	655	7,004	9,404
Total Charges	$677	$2,596	$30,667	$34,321

PCG Segment:
Severance and benefit (credits) costs	$(71)	$3,307	$14,055	$14,055
Facility closure and other related costs	61	636	5,450	6,190
Other restructuring costs	-	-	7,092	7,092
Total (Credits) Charges	$(10)	$3,943	$26,597	$27,337

Consumer Segment:
Severance and benefit (credits) costs	$(22)	$1,828	$23,049	$23,049
Facility closure and other related costs	-	447	4,691	4,691
Other restructuring costs	-	-	532	532
Total (Credits) Charges	$(22)	$2,275	$28,272	$28,272

Corporate/Other:
Severance and benefit (credits)	$-	$-	$(50)	$(50)
Total (Credits)	$-	$-	$(50)	$(50)

Consolidated:
Severance and benefit (credits) costs	$(245)	$7,076	$60,717	$61,971
Facility closure and other related costs	890	1,738	17,145	20,285
Other restructuring costs	-	-	7,624	7,624
Total Charges	$645	$8,814	$85,486	$89,880

A summary of the activity in the restructuring reserves related to MAP 2025 is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2026	$7,849	$117	$7,966
Charges (credits) to expense	(245)	890	645
Cash payments charged against reserve	(1,890)	(973)	(2,863)
Non-cash charges and other adjustments	(52)	-	(52)
Balance at August 31, 2026	$5,662	$34	$5,696

(In thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2025	$13,055	$432	$13,487
Charges to expense	7,076	1,738	8,814
Cash payments charged against reserve	(5,286)	(1,653)	(6,939)
Non-cash charges and other adjustments	188	(83)	105
Balance at August 31, 2025	$15,033	$434	$15,467

2026 Restructuring Action

During the third quarter of fiscal 2026, we approved and announced selling, general and administrative ("SG&A") focused optimization actions in response to performance and market conditions. This is an acceleration of actions planned to be included as part of our next MAP initiative. The initial focus of the program is eliminating SG&A costs through the structural realignment and elimination of certain levels of management, as well as certain footprint rationalization initiatives. The objective of which is to better align our resources with our strategic priorities and navigate the current economic environment.

The current total expected costs associated with this plan are outlined below and increased approximately $8.4 million compared to our prior quarter estimate, attributable to increases in expected severance and benefit costs of $3.5 million and expected facility closure and other related costs of $4.9 million. As we finalize our next multi-year MAP initiative, we will continue to identify improvement and cost savings opportunities, as well as establish the expected duration of the program. As such, the final implementation and total expected costs are subject to change.

The following is a summary of the charges recorded in connection with this program by reportable segment, as well as the total expected costs related to projects identified to date:

	Three Months Ended	Cumulative Costs	Total Expected
(In thousands)	August 31, 2026	to Date	Costs
CPG Segment:
Severance and benefit costs	$385	$9,353	$12,855
Facility closure and other related costs	13	236	236
Total Charges	$398	$9,589	$13,091

PCG Segment:
Severance and benefit costs	$599	$6,595	$8,556
Facility closure and other related costs	297	842	6,325
Total Charges	$896	$7,437	$14,881

Consumer Segment:
Severance and benefit costs	$3,043	$9,709	$9,709
Facility closure and other related costs	175	822	1,045
Total Charges	$3,218	$10,531	$10,754

Corporate/Other:
Severance and benefit costs	$-	$1,373	$1,373
Total Charges	$-	$1,373	$1,373

Consolidated:
Severance and benefit costs	$4,027	$27,030	$32,493
Facility closure and other related costs	485	1,900	7,606
Total Charges	$4,512	$28,930	$40,099

A summary of the activity in the restructuring reserves related to this program is as follows:

(in thousands)	Severance and Benefits Costs	Facility Closure and Other Related Costs	Total
Balance at June 1, 2026	$6,702	$119	$6,821
Charges to expense	4,027	485	4,512
Cash payments charged against reserve	(7,024)	(547)	(7,571)
Non-cash charges and other adjustments	(54)	-	(54)
Balance at August 31, 2026	$3,651	$57	$3,708

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

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2026
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,190	$-	$25,190
Corporate bonds	-	117	-	117
Total available-for-sale debt securities	-	25,307	-	25,307
Marketable equity securities:
Stocks – foreign	389	-	-	389
Stocks – domestic	5,525	-	-	5,525
Mutual funds – foreign	-	52,599	-	52,599
Mutual funds – domestic	14,119	112,610	-	126,729
Total marketable equity securities	20,033	165,209	-	185,242
Contingent consideration	-	-	(408)	(408)
Total	$20,033	$190,516	$(408)	$210,141

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2026
Available-for-sale debt securities:
U.S. Treasury and other government	$-	$25,231	$-	$25,231
Corporate bonds	-	123	-	123
Total available-for-sale debt securities	-	25,354	-	25,354
Marketable equity securities:
Stocks – foreign	370	-	-	370
Stocks – domestic	5,213	-	-	5,213
Mutual funds – foreign	-	49,082	-	49,082
Mutual funds – domestic	13,664	106,065	-	119,729
Total marketable equity securities	19,247	155,147	-	174,394
Contingent consideration	-	-	(5,349)	(5,349)
Total	$19,247	$180,501	$(5,349)	$194,399

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

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with recent acquisitions that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled which is considered to be a Level 3 input. During the first three months of fiscal 2027, we decreased our accrual by $4.9 million primarily related to an acquisition completed during fiscal 2025. No such adjustments were made in the first three months of fiscal 2026. In the Consolidated Statements of Cash Flows, payments of acquisition-related contingent consideration for the amount recognized at fair value as of the acquisition date are reported in cash flows from financing activities, while payment of contingent consideration in excess of fair value as of the acquisition date, are reported in cash flows from operating activities within accrued liabilities.

The carrying value of our current financial instruments, which include cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and short-term debt approximates fair value because of the short-term maturity of these financial instruments. At August 31, 2026 and May 31, 2026, the fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of our long-term debt as of August 31, 2026 and May 31, 2026, is as follows:

	At August 31, 2026
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,406,525	$2,279,883

	At May 31, 2026
(In thousands)	Carrying Value	Fair Value
Long-term debt, including current portion	$2,533,524	$2,434,070

NOTE 5 — INVESTMENT (INCOME), NET

Investment (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2026	2025
Interest (income)	$(3,865)	$(3,760)
Net (gain) on marketable securities	(2,032)	(8,673)
Dividend (income)	(1,621)	(971)
Investment (income), net	$(7,518)	$(13,404)

Net (Gain) on Marketable Securities

	Three Months Ended
	August 31,	August 31,
(In thousands)	2026	2025
Unrealized (gains) on marketable equity securities	$(1,563)	$(8,586)
Realized (gains) on marketable equity securities	(469)	(97)
Realized losses on available-for-sale debt securities	-	10
Net (gain) on marketable securities	$(2,032)	$(8,673)

NOTE 6 — OTHER (INCOME), NET

Other (income), net, consists of the following components:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2026	2025
Pension non-service (credits)	$(5,323)	$(2,539)
Other	(710)	(562)
Other (income), net	$(6,033)	$(3,101)

NOTE 7 — INCOME TAXES

The effective income tax rate of 23.9% for the three months ended August 31, 2026, compares to the effective income tax rate of 23.6% for the three months ended August 31, 2025.

The effective income tax rates for the three-month period ended August 31, 2026 and 2025, reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from U.S. foreign income inclusion provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

As of May 31, 2026, we had approximately $171.6 million of unremitted foreign earnings not considered permanently reinvested, with a corresponding $0.4 million deferred tax liability for foreign withholding or income taxes, which may become payable if these earnings were remitted to us as dividends. As of August 31, 2026, these earnings are approximately $171.0 million. The related deferred tax liability associated with these earnings is $0.4 million.

NOTE 8 — INVENTORIES

Inventories, net of reserves, were composed of the following major classes:

(In thousands)	August 31, 2026	May 31, 2026
Raw material and supplies	$447,987	$410,187
Finished goods	692,445	648,724
Total Inventory, Net of Reserves	$1,140,432	$1,058,911

NOTE 9 — STOCK REPURCHASE PROGRAM

On November 28, 2018 we announced our plan to return $1.0 billion in capital to stockholders by May 31, 2021, through share repurchases and the retirement of our convertible note during fiscal 2019. In January 2021, our Board of Directors extended the stock repurchase program beyond its original expiration date until such time that the remaining capital has been returned to our stockholders. As of May 31, 2026, the maximum dollar amount that was available to be repurchased under this program was $114.8 million. On July 22, 2026, we announced a $700 million increase to the repurchase program. The authorization has no expiration date.

As a result, we may repurchase shares from time to time in the open market or in private transactions at various times and in amounts and for prices that our management deems appropriate, subject to insider trading rules and other securities law restrictions. The timing of our purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time. The maximum dollar amount that may yet be repurchased under our stock repurchase program was $792.4 million at August 31, 2026.

The following table provides our share repurchase activity under this program for the three-month periods ended August 31, 2026 and 2025:

	Three Months Ended
(In thousands, except share and per share amounts)	August 31, 2026	August 31, 2025
Shares repurchased	196,274	146,191
Cost of repurchases	$22,386	$17,500
Average cost per share	$114.05	$119.70

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Accumulated other comprehensive (loss) consists of the following components:

		Pension And
		Other
	Foreign	Postretirement		Unrealized
	Currency	Benefit	Unrealized	Gain (Loss)
Three Months Ended August 31, 2026	Translation	Liability	Gain On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2026	$(428,828)	$(28,318)	$11,405	$(1,459)	$(447,200)
Current period comprehensive income	521	-	-	(239)	282
Income taxes associated with the current period	(5)	-	-	365	360
Amounts reclassified from accumulated other comprehensive income (loss)	-	(178)	-	-	(178)
Income taxes reclassified into earnings	-	46	-	-	46
Balance at August 31, 2026	$(428,312)	$(28,450)	$11,405	$(1,333)	$(446,690)

		Pension And
		Other
	Foreign	Postretirement		Unrealized
	Currency	Benefit	Unrealized	Gain (Loss)
Three Months Ended August 31, 2025	Translation	Liability	Gain On	On
(In thousands)	Adjustments	Adjustments	Derivatives	Securities	Total
Balance at June 1, 2025	$(470,851)	$(72,661)	$11,405	$(1,524)	$(533,631)
Current period comprehensive income	19,615	-	-	254	19,869
Income taxes associated with the current period	(133)	-	-	(18)	(151)
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,409	-	(14)	1,395
Income taxes reclassified into earnings	-	(316)	-	2	(314)
Balance at August 31, 2025	$(451,369)	$(71,568)	$11,405	$(1,300)	$(512,832)

NOTE 11 — EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator of basic and diluted earnings per share ("EPS") for the three-month periods ended August 31, 2026 and 2025.

	Three Months Ended
	August 31,	August 31,
(In thousands, except per share amounts)	2026	2025
Numerator for earnings per share:
Net income attributable to RPM International Inc. stockholders	$256,357	$227,605
Less: Allocation of earnings and dividends to participating securities	(915)	(885)
Net income available to common shareholders - basic	255,442	226,720
Add: Undistributed earnings reallocated to unvested shareholders	3	3
Net income available to common shareholders - diluted	$255,445	$226,723
Denominator for basic and diluted earnings per share:
Basic weighted average common shares	126,744	127,283
Average diluted options and awards	496	667
Total shares for diluted earnings per share (1)	127,240	127,950
Earnings Per Share of Common Stock Attributable to
RPM International Inc. Stockholders:
Basic Earnings Per Share of Common Stock	$2.02	$1.78
Method used to calculate basic earnings per share	Two-class	Two-class
Diluted Earnings Per Share of Common Stock	$2.01	$1.77
Method used to calculate diluted earnings per share	Two-class	Two-class

(1) The dilutive effect of performance-based restricted stock units is included when they have met minimum performance thresholds. The dilutive effect of stock appreciation rights (“SARs”) includes all outstanding awards except awards that are considered antidilutive. SARs are antidilutive when the exercise price exceeds the average market price of the Company’s common shares during the periods presented. For the three months ended August 31, 2026 and 2025, approximately 860,000 and 400,000 shares of stock, respectively, granted under stock-based compensation plans were excluded from the calculation of diluted EPS, as the effect would have been anti-dilutive.

NOTE 12 — PENSION PLANS

We offer defined benefit pension plans, defined contribution pension plans, and various postretirement benefit plans. The following tables provide the retirement-related benefit plans’ impact on income before income taxes for the three-month periods ended August 31, 2026 and 2025:

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Pension Benefits	2026	2025	2026	2025
Service cost	$10,806	$10,863	$1,489	$1,467
Interest cost	9,861	9,484	2,267	2,028
Expected return on plan assets	(14,899)	(13,326)	(2,718)	(2,506)
Amortization of:
Prior service cost (credit)	-	1	(22)	(25)
Net actuarial losses recognized	2	1,448	162	323
Net Periodic Benefit Cost	$5,770	$8,470	$1,178	$1,287

	U.S. Plans		Non-U.S. Plans
	Three Months Ended		Three Months Ended
(In thousands)	August 31,	August 31,	August 31,	August 31,
Postretirement Benefits	2026	2025	2026	2025
Service cost	$-	$-	$224	$234
Interest cost	11	12	280	272
Amortization of:
Net actuarial (gains) losses recognized	(27)	9	(246)	(256)
Net Periodic Benefit Cost	$(16)	$21	$258	$250

Net periodic pension cost for fiscal 2027 is less than our fiscal 2026 cost mainly due to an increase in the value of expected return on plan assets driven by the higher market value of plan assets. There was also a reduction in the amortization of the net actuarial loss to be recognized. We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, and these fluctuations may have a material impact on our consolidated financial results in the future. We previously disclosed in our financial statements for the fiscal year ended May 31, 2026, that we are required and expect to contribute approximately $7.8 million to plans outside the U.S. during the current fiscal year and we will evaluate whether to make additional contributions to plans in the U.S. and outside the U.S. throughout fiscal 2027.

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

Warranty Matters

We also offer warranties on many of our products, as well as long-term warranty programs at certain of our businesses, and have established product warranty liabilities. We review these liabilities for adequacy on a quarterly basis and adjust them as necessary. The primary factors that could affect these liabilities may include changes in performance rates as well as costs of replacement. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted, as required, to reflect actual experience. It is probable that we will incur future losses related to warranty claims we have received but that have not been fully investigated and related to claims not yet received. While our warranty liabilities represent our best estimates at August 31, 2026, we can provide no assurances that we will not experience material claims in the future or that we will not incur significant costs to resolve such claims beyond the amounts accrued or beyond what we may recover from our suppliers. Based upon the nature of the expense, product warranty expense is recorded as a component of cost of sales or within SG&A.

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

The following table includes the changes in our accrued warranty balances:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2026	2025
Beginning Balance	$13,774	$14,028
Deductions (1)	(15,685)	(10,605)
Provision charged to expense	17,304	10,350
Ending Balance	$15,393	$13,773

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

As a result, we believe that the likelihood that the amount of the judgment will be affirmed is not probable. We currently estimate a range of possible outcomes between approximately $0.5 million and $152.5 million, which is inclusive of the prejudgment interest awarded (but exclusive of any accruing postjudgment interest), and we accrued a liability as of August 31, 2024, at the low end of the range, as no amount within the range is a better estimate than any other amount. This amount is reflected in accrued losses in our Consolidated Financial Statements as of and for the periods ending May 31, 2026, and August 31, 2026. We did not incur any SG&A expense related to this matter during the three-month periods ending August 31, 2026 and 2025. The ultimate loss to the Company with respect to the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

NOTE 14 — SUPPLY CHAIN FINANCING

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

The total amount due to the financial institution to settle supplier invoices under the supply chain finance program was $70.2 million and $58.1 million as of August 31, 2026 and May 31, 2026, respectively. These amounts are included within accounts payable on the Consolidated Balance Sheets.

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

Trade accounts receivable, net of allowances, and net contract assets (liabilities) consisted of the following:

(In thousands, except percentages)	August 31, 2026	May 31, 2026	$ Change	% Change
Trade accounts receivable, less allowances	$1,517,963	$1,661,538	$(143,575)	(8.6%)

Contract assets	$84,482	$61,757	$22,725	36.8%
Contract liabilities - short-term	(52,044)	(75,279)	23,235	(30.9%)
Net Contract Assets (Liabilities)	$32,438	$(13,522)	$45,960

The $46.0 million change in our net contract assets (liabilities) from May 31, 2026 to August 31, 2026, resulted primarily due to the timing of construction jobs in progress at August 31, 2026, versus May 31, 2026. During the three-month periods ending August 31, 2026 and 2025, we recognized $46.5 million and $26.2 million of revenue, respectively, which was included in contract liabilities as of May 31, 2026 and 2025, respectively.

We also record long-term deferred revenue, which amounted to $91.9 million and $92.4 million as of August 31, 2026 and May 31, 2026, respectively. The long-term portion of deferred revenue is related to warranty contracts and is included in other long-term liabilities in our Consolidated Balance Sheets.

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

The following tables summarize the activity for the allowance for credit losses:

	Three Months Ended
	August 31,	August 31,
(In thousands)	2026	2025
Beginning Balance	$39,179	$42,844
Bad debt provision	6,546	1,394
Uncollectible accounts written off, net of recoveries	(7,478)	(2,048)
Translation adjustments	(11)	316
Ending Balance	$38,236	$42,506

NOTE 16 — SEGMENT INFORMATION

In August 2026, management approved the transfer of certain Latin America businesses and management structures, formerly of our CPG and Consumer segments, to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Latin America. The businesses generated approximately $143.1 million in combined annual revenue in fiscal 2026. This transfer is effective June 1, 2026. As a result of this business realignment, $13.3 million and $3.5 million of goodwill was transferred from the CPG and Consumer segments, respectively, to the PCG segment. Additionally, this realignment is reflected in our reportable segments beginning with our first quarter of fiscal 2027. As such, historical segment results have been recast to reflect the impact of this change.

We operate a portfolio of services and product lines which include a variety of specialty paints, protective coatings, roofing systems, flooring solutions, sealants, cleaners and adhesives, among other things. We manage our portfolio by organizing our businesses and product lines into three reportable segments as outlined below, which are comprised from our four operating segments. We have aggregated our Legend Brands and CPG operating segments into our CPG reportable segment, because they are economically similar and meet the other aggregation criteria for determining reportable segments. Within each operating segment, we manage product lines and businesses which generally address common markets, share similar economic characteristics, utilize similar technologies and can share manufacturing or distribution capabilities. Our four operating segments are each managed by an operating segment manager, who is responsible for the day-to-day operating decisions and performance evaluation of the operating segment’s underlying businesses. These four operating segments represent components of our business for which separate financial information is available that is utilized on a regular basis by our Chief Operating Decision Maker ("CODM"), who is our Chairman and Chief Executive Officer. Our CODM evaluates the profit performance of our segments and allocates resources primarily based on income before income taxes, but also looks to EBIT, EBITDA, adjusted EBIT, or adjusted EBITDA, because interest (income) expense, net is essentially related to corporate functions, as opposed to segment operations. Additionally, EBITDA provides a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable segments. Our CODM utilizes these performance metrics in determining how to allocate the assets of the company, evaluate performance in periodic reviews, and during the annual budget and forecasting process.

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

Three Months Ended August 31, 2026	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$859,209	$629,650	$726,734	$2,215,593
Less:
Cost of Sales	502,136	358,467	441,080
Selling, General and Administrative Expenses	206,755	165,206	149,920
Other Segment Items (1)	1,208	(1,325)	3,455
Income Before Income Taxes	$149,110	$107,302	$132,279	$388,691
Less: Corporate/Other Expense				51,638
Consolidated Income Before Income Taxes				$337,053

Supplemental Information:
Depreciation and Intangible Asset Amortization	$19,585	$13,267	$18,896

Three Months Ended August 31, 2025	CPG Segment	PCG Segment	Consumer Segment	Total
(In thousands)
Net Sales	$851,997	$571,593	$690,153	$2,113,743
Less:
Cost of Sales	479,604	321,795	419,169
Selling, General and Administrative Expenses	209,389	161,326	159,519
Other Segment Items (1)	3,820	1,677	2,628
Income Before Income Taxes	$159,184	$86,795	$108,837	$354,816
Less: Corporate/Other Expense				56,769
Consolidated Income Before Income Taxes				$298,047

Supplemental Information:
Depreciation and Intangible Asset Amortization	$18,923	$12,329	$18,912

(1)
Other Segment Items includes Restructuring Expense, Interest Expense, Investment (Income), Net and Other (Income), Net.

Three Months Ended August 31, 2026	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$605,830	$382,264	$566,768	$1,554,862
Foreign
Canada	81,997	20,252	47,909	150,158
Europe	136,170	92,468	102,029	330,667
Latin America	33,109	51,233	2,935	87,277
Asia Pacific	-	47,480	7,093	54,573
Other Foreign	2,103	35,953	-	38,056
Total Foreign	253,379	247,386	159,966	660,731
Total	$859,209	$629,650	$726,734	$2,215,593

Three Months Ended August 31, 2025	CPG Segment	PCG Segment	Consumer Segment	Consolidated
(In thousands)
Net Sales (based on shipping location) (2)
United States	$620,258	$353,945	$538,012	$1,512,215
Foreign
Canada	82,470	23,502	42,844	148,816
Europe	122,631	87,830	101,901	312,362
Latin America	26,638	42,085	2,193	70,916
Asia Pacific	-	34,224	5,203	39,427
Other Foreign	-	30,007	-	30,007
Total Foreign	231,739	217,648	152,141	601,528
Total	$851,997	$571,593	$690,153	$2,113,743

(2)
It is not practicable to obtain the information needed to disclose revenues attributable to each of our product lines.

NOTE 17 — SUBSEQUENT EVENTS

Subsequent to August 31, 2026, we completed the acquisition of Volteco S.p.A. (“Volteco”), an Italy-based leading supplier of below-grade waterproofing solutions. Volteco generated net sales of approximately €28.0 million in calendar year 2025 and will be included in our CPG reportable segment.

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

Goodwill

As outlined in Note 16, "Segment Information", in August 2026, management approved the realignment of certain businesses and management structures within our CPG, Consumer and PCG segments to create operating efficiencies and a more unified go-to-market strategy in Latin America. As a result, certain CPG and Consumer Latin America businesses, formerly of our Euclid and Rust-Oleum reporting units within our CPG and Consumer segments, were transferred to our Platform reporting unit within our PCG segment.

We performed a goodwill impairment test for the reporting units affected by the business realignment and change in management structure using a qualitative assessment. We concluded that the estimated fair values exceeded the carrying values for these reporting units, and accordingly, no indications of impairment were identified as a result of these changes during the first quarter of fiscal 2027.

A comprehensive discussion of the accounting policies and estimates that are the most critical to our financial statements are set forth in our Annual Report on Form 10-K for the year ended May 31, 2026.

BUSINESS SEGMENT INFORMATION

Effective June 1, 2026, certain Latin America businesses and management structures, formerly of our CPG and Consumer segments, were transferred to our PCG segment to create operating efficiencies and a more unified go-to-market strategy in Latin America. This realignment is reflected in our reportable segments beginning with our first quarter of fiscal 2027. As such, historical segment results have been recast to reflect the impact of this realignment.

The following tables reflect the results of our reportable segments consistent with our management philosophy, and represent the information we utilize, in conjunction with various strategic, operational and other financial performance criteria, in evaluating the performance of our portfolio of businesses.

	Three Months Ended
	August 31,	August 31,
(In thousands)	2026	2025
Net Sales
CPG Segment	$859,209	$851,997
PCG Segment	629,650	571,593
Consumer Segment	726,734	690,153
Consolidated	$2,215,593	$2,113,743
Income Before Income Taxes (a)
CPG Segment
Income Before Income Taxes (a)	$149,110	$159,184
Interest (Expense), Net (b)	(896)	(1,623)
EBIT (c)	$150,006	$160,807
PCG Segment
Income Before Income Taxes (a)	$107,302	$86,795
Interest Income, Net (b)	1,716	1,730
EBIT (c)	$105,586	$85,065
Consumer Segment
Income Before Income Taxes (a)	$132,279	$108,837
Interest (Expense), Net (b)	(118)	(272)
EBIT (c)	$132,397	$109,109
Corporate/Other
(Loss) Before Income Taxes (a)	$(51,638)	$(56,769)
Interest (Expense), Net (b)	(18,719)	(15,757)
EBIT (c)	$(32,919)	$(41,012)
Consolidated
Net Income	$256,626	$227,840
Add: Provision for Income Taxes	80,427	70,207
Income Before Income Taxes (a)	337,053	298,047
Interest (Expense)	(25,535)	(29,326)
Investment Income, Net	7,518	13,404
EBIT (c)	$355,070	$313,969

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2026

Net Sales

	Three months ended
(in millions, except percentages)	August 31, 2026	August 31, 2025	Total Growth	Organic Growth (Decline) (1)	Acquisition & Divestiture Impact	Foreign Currency Exchange Impact
CPG Segment	$859.2	$852.0	0.8%	(1.7%)	2.5%	0.0%
PCG Segment	629.7	571.6	10.2%	7.9%	1.8%	0.5%
Consumer Segment	726.7	690.1	5.3%	5.2%	0.3%	(0.2%)
Consolidated	$2,215.6	$2,113.7	4.8%	3.1%	1.6%	0.1%
(1) Organic growth (decline) includes the impact of price and volume.

Our CPG segment experienced organic sales decline during the first quarter of fiscal 2027 driven by delayed sales resulting from a slowdown in healthcare and education markets, as well as supplier raw material availability issues affecting certain products, partially offset by pricing actions in response to inflation. The overall sales increase was driven by prior period acquisitions.

Our PCG segment generated organic sales growth during the first quarter of fiscal 2027, driven by broad-based growth, with particular strength in engineered solutions for high-performance buildings, energy and infrastructure projects, including in emerging markets, as well as food coatings and ingredients. Price increases to offset inflation, prior period acquisitions and favorable foreign currency translation also contributed to the sales increase.

Our Consumer segment generated organic sales growth in the first quarter of fiscal 2027 driven by solid growth across all businesses, and were aided by shelf space wins, new product introductions and pricing to offset inflation, which was higher in the quarter.

Gross Profit Margin Our consolidated gross profit margin of 41.3% of net sales for the first quarter of fiscal 2027 compares to a consolidated gross profit margin of 42.3% for the comparable period a year ago. The current quarter gross profit margin decrease of approximately 1.0%, or 100 basis points, was driven by cost inflation, inclusive of the net tariff-related impacts, and warranty expenses, partially offset by improved pricing to recover inflation and our MAP 2025 initiatives, which generated incremental savings in procurement, manufacturing and commercial excellence.

We expect that the inflationary headwinds noted above, including the impact from geopolitical-driven inflation, will be reflected in our results throughout fiscal 2027.

SG&A Our consolidated SG&A expense during the first quarter was $13.8 million lower versus the same period last year and decreased to 25.3% of net sales from 27.1% of net sales for the prior year period. The decrease was driven by reduced commission expenses, a $10.8 million net gain on the sale of a Consumer property that was closed as part of our MAP 2025 program, a $4.9 million gain on a fair value adjustment of the earnout liability primarily associated with an acquisition completed during fiscal 2025, decreased healthcare costs and MAP 2025 benefits and savings from 2026 restructuring actions. This was partially offset by $8.3 million of additional SG&A from prior period acquisitions, increased bonus expense, $4.4 million of bad debt expense in the CPG segment related to a customer bankruptcy and higher stock compensation expense.

Our CPG segment SG&A decreased approximately $2.6 million during the first quarter of fiscal 2027 versus the comparable prior year period and decreased as a percentage of net sales. The decrease was due to reduced commission expenses, $4.7 million gain on a fair value adjustment of the earnout liability associated with an acquisition completed during fiscal 2025, MAP 2025 savings and savings from 2026 restructuring actions, partially offset by $4.4 million of bad debt expense related to a customer bankruptcy and $5.1 million of additional SG&A from prior period acquisitions.

Our PCG segment SG&A increased approximately $3.9 million during the first quarter of fiscal 2027 versus the comparable prior year period but decreased as a percentage of net sales. The increase in expense was driven by $2.9 million of additional SG&A from prior period acquisitions, increased bonus expense and increased distribution costs, partially offset by MAP 2025 savings and savings from 2026 restructuring actions.

Our Consumer segment SG&A decreased by approximately $9.7 million during the first quarter of fiscal 2027 versus the same period last year and decreased as a percentage of net sales. The decrease in expense was due to a $10.8 million net gain on the sale of a property that was closed as part of our MAP 2025 program, MAP 2025 savings and savings from 2026 restructuring actions partially offset by higher distribution costs.

SG&A expenses in our corporate/other category during the first quarter of fiscal 2027 decreased approximately $5.4 million versus the same period last year. This was mainly due to decreased healthcare costs and savings from 2026 restructuring actions, partially offset by higher stock compensation expense.

The following table summarizes the retirement-related benefit plans’ impact on income before income taxes for the three months ended August 31, 2026 and 2025, as the service cost component has a significant impact on our SG&A expense:

	Three months ended
(in millions)	August 31, 2026	August 31, 2025	Change
Service cost	$12.5	$12.5	$—
Interest cost	12.4	11.8	0.6
Expected return on plan assets	(17.6)	(15.8)	(1.8)
Amortization of:
Net actuarial (gains) losses recognized	(0.1)	1.5	(1.6)
Total Net Periodic Pension & Postretirement Benefit Costs	$7.2	$10.0	$(2.8)

We expect that pension expense will fluctuate on a year-to-year basis, depending upon the investment performance of plan assets and potential changes in interest rates, both of which are difficult to predict, but which may have a material impact on our consolidated financial results in the future.

Restructuring Charges

Our MAP 2025 initiative was a multi-year restructuring plan designed to improve margins by streamlining business processes, reducing working capital, implementing commercial initiatives to drive improved mix, pricing discipline and salesforce effectiveness and improving operating efficiency. On May 31, 2025, we formally concluded MAP 2025; however, certain projects identified prior to May 31, 2025, are not yet completed. As a result, we plan to continue recognizing restructuring costs throughout fiscal 2027. We currently expect to incur approximately $4.4 million of future additional charges as projects related to MAP 2025 are completed.

We also incurred costs associated with our 2026 restructuring action in the three months ended August 31, 2026. The initial focus of the program is eliminating SG&A costs through the structural realignment and elimination of certain levels of management, as well as certain footprint rationalization initiatives. The objective of which is to align our resources with our strategic priorities and navigate the current economic environment. As we finalize our next multi-year MAP initiative, we will continue to identify improvement and cost savings opportunities, as well as establish the expected duration of the program. We currently expect to incur approximately $11.2 million of future additional charges related to the implementation of this initiative.

The following table summarizes restructuring charges recorded during the three months ended August 31, 2026 and 2025:

	2026 Restructuring Action		MAP 2025
	Three months ended		Three months ended
(in millions)	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Severance and benefit costs (credits)	$4.0	$-	$(0.2)	$7.1
Facility closure and other related costs	0.5	-	0.9	1.7
Other restructuring costs	-	-	-	-
Total Restructuring Costs	$4.5	$-	$0.7	$8.8

For further information and details about our restructuring initiatives, see Note 3, “Restructuring,” to the Consolidated Financial Statements.

Interest Expense

	Three months ended
(in millions, except percentages)	August 31, 2026	August 31, 2025
Interest expense	$25.5	$29.3
Average interest rate (a)	4.12%	4.28%

(a) The interest rate decrease was a result of lower market rates on the variable rate borrowings.

(in millions)	Change in interest expense
Acquisition-related borrowings	$1.2
Non-acquisition-related average debt reduction	(4.1)
Change in average interest rate	(0.9)
Total Change in Interest Expense	$(3.8)

Investment (Income), Net

See Note 5, “Investment (Income), Net,” to the Consolidated Financial Statements for details.

Other (Income), Net

See Note 6, “Other (Income), Net,” to the Consolidated Financial Statements for details.

Income (Loss) Before Income Taxes (“IBT”)

	Three months ended
(in millions, except percentages)	August 31, 2026	% of net sales	August 31, 2025	% of net sales
CPG Segment	$149.1	17.4%	$159.2	18.7%
PCG Segment	107.3	17.0%	86.8	15.2%
Consumer Segment	132.3	18.2%	108.8	15.8%
Corporate/Other	(51.6)	—	(56.8)	—
Consolidated	$337.1	15.2%	$298.0	14.1%

On a consolidated basis, our results reflect improved sales, MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions, decreased SG&A as a result of reduced commission expenses and a $10.8 million net gain on the sale of a Consumer property that was closed as part of our MAP 2025 program, a $4.9 million gain on a fair value adjustment of the earnout liability primarily associated with an acquisition completed during fiscal 2025, decreased restructuring expense and reduced interest expense, partially offset by cost inflation, warranty expenses, $4.4 million of bad debt expense in the CPG segment related to a customer bankruptcy, and decreased investment returns. Our CPG segment results reflect increased warranty expenses, cost inflation and $4.4 million of bad debt expense related to a customer bankruptcy, partially offset by MAP 2025 benefits and savings from the 2026 restructuring actions, a $4.7 million gain on a fair value adjustment of the earnout liability primarily associated with an acquisition completed during fiscal 2025, and reduced commission expenses. Our PCG segment results reflect earnings contributed by higher sales, MAP 2025 operational improvement initiatives and savings from 2026 restructuring actions, and decreased restructuring expense. Our Consumer segment results reflect earnings contributed by higher sales volumes and pricing to offset inflation, a $10.8 million net gain on the sale of a property that was closed as part of our MAP 2025 program, and MAP operational improvement initiatives, including savings from the 2026 restructuring actions, which more than offset cost inflation. Our corporate/other category results reflect decreased healthcare costs and savings from the 2026 restructuring actions, reduced interest expense and reduced pension non-service costs, partially offset by decreased investment returns and higher stock compensation expense.

Income Tax Rate The effective income tax rate of 23.9% for the three months ended August 31, 2026, compares to the effective income tax rate of 23.6% for the three months ended August 31, 2025. The effective income tax rates for both periods reflect variances from the 21% statutory rate due to the unfavorable impact of state and local income taxes, non-deductible business expenses, and the net tax on foreign subsidiary income resulting from U.S. foreign income inclusion provisions, partially offset by tax benefits related to equity compensation and foreign tax credits.

Net Income

	Three months ended
(in millions, except percentages and per share amounts)	August 31, 2026	% of net sales	August 31, 2025	% of net sales
Net income	$256.6	11.6%	$227.8	10.8%
Net income attributable to RPM International Inc. stockholders	256.4	11.6%	227.6	10.8%
Diluted earnings per share	2.01		1.77

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2027 Compared with Fiscal 2026

Operating Activities

Approximately $263.9 million of cash was provided by operating activities during the first three months of fiscal 2027, compared with $237.5 million of cash provided by operating activities during the same period last year. The net change in cash from operations includes the change in net income, which increased by $28.8 million during the first three months of fiscal 2027 versus the same period during fiscal 2026.

During the first three months of fiscal 2027, the change in accounts receivable provided approximately $92.9 million more cash than the first three months of fiscal 2026. This was primarily due to the timing of sales in our CPG segment, which generated stronger sales in the fourth quarter of fiscal 2026, compared to the first quarter of fiscal 2027, resulting in strong collections in the current period. Average days sales outstanding at August 31, 2026, decreased to 60.8 days from 61.0 days at August 31, 2025.

During the first three months of fiscal 2027, the change in inventory used approximately $65.6 million more cash compared to spending during the same period a year ago as a result of cost inflation. Average days of inventory outstanding at August 31, 2026, decreased to 76.2 days from 78.2 days at August 31, 2025.

The change in accounts payable during the first three months of fiscal 2027 provided approximately $49.5 million more cash compared to the first three months of fiscal 2026. Cost inflation and working capital efficiencies enabled by MAP initiatives, including improved procurement practices, contributed to higher accounts payable balances. Average days payables outstanding increased to 97.8 days at August 31, 2026, from 91.7 days at August 31, 2025.

The change in other accrued liabilities during the first three months of fiscal 2027 used $61.5 million more cash than during the first three months of fiscal 2026 primarily as a result of a decrease in contract liabilities due to the timing of construction jobs in progress and a decrease in taxes payable due to the timing of tax payments.

Investing Activities

For the first three months of fiscal 2027, cash used for investing activities decreased by $142.6 million to $39.8 million as compared to $182.4 million in the prior year period. This year-over-year decrease in cash used for investing activities was driven primarily by a $115.7 million decrease in cash used for business acquisitions and a $27.6 million increase in cash proceeds from sales of assets.

We paid for capital expenditures of $58.5 million and $62.5 million during the first three months of fiscal 2027 and fiscal 2026, respectively. Our capital expenditures facilitate our continued growth, allow us to achieve production and distribution efficiencies, expand capacity, introduce new technology, improve environmental health and safety capabilities, improve information systems, and enhance our administration capabilities. We continue to invest capital spending in growth initiatives and to improve operational efficiencies in fiscal 2027.

We hold a portfolio of marketable securities in connection with our deferred compensation plan. Further, our captive insurance companies invest their excess cash in marketable securities in the ordinary course of conducting their operations, and this activity will continue. Differences in the amounts related to these activities on a year-over-year basis are primarily attributable to differences in the timing and performance of their investments balanced against amounts required to satisfy claims. At August 31, 2026 and May 31, 2026, the fair value of our investments in available-for-sale debt securities and marketable equity securities, which includes deferred compensation and captive insurance-related assets, totaled $210.5 million and $199.7 million, respectively.

As of August 31, 2026, approximately $296.5 million of our consolidated cash and cash equivalents were held at various foreign subsidiaries, compared with $291.8 million at May 31, 2026. Undistributed earnings held at our foreign subsidiaries that are considered permanently reinvested will be used, for instance, to expand operations organically or for acquisitions in foreign jurisdictions. Further, our operations in the U.S. generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding unremitted foreign earnings.

Financing Activities

For the first three months of fiscal 2027, financing activities used $227.3 million of cash, which compares to cash used for financing activities of $64.1 million during the first three months of fiscal 2026. The overall increase in cash used for financing activities was driven principally by debt-related activities. During the first three months of fiscal 2027, we repaid $274.0 million on our accounts receivable securitization program ("AR Program") and borrowed $148.8 million on our revolving credit facility. In comparison, we borrowed $35.0 million on our AR Program and repaid $12.5 million on our revolving credit facility during the first three months of fiscal 2026. See below for further details on the significant components of our debt.

Our available liquidity, including our cash and cash equivalents and amounts available under our committed credit facilities, stood at $1.21 billion and $1.09 billion as of August 31, 2026 and May 31, 2026, respectively.

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

As of August 31, 2026, we were in compliance with all covenants contained in our Revolving Credit Facility, including the Net Leverage Ratio covenant. At that date, our Net Leverage Ratio was 1.59 to 1.00 and we had $601.6 million of borrowing availability on our Revolving Credit Facility.

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

Accounts Receivable Securitization Program

The AR Program, which was initially entered on May 19, 2014, and subsequently amended on multiple dates, was amended on April 30, 2025. This amendment extended the facility termination date to April 30, 2028 and changed the borrowing capacity to a maximum availability of $300.0 million. Availability is further subject to changes in credit ratings of our customers, customer concentration levels, or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $300.0 million of funding available under the AR Program. As of August 31, 2026, we did not have an outstanding balance under our AR Program, compared to the maximum availability of $300.0 million.

The AR Program contains various customary affirmative and negative covenants, as well as customary default and termination provisions. Our failure to comply with the covenants described above and other covenants contained in the Revolving Credit Facility could result in an event of default under that agreement, entitling the lenders to, among other things, declare the entire amount outstanding under the Revolving Credit Facility to be due and payable immediately. The instruments governing our other outstanding indebtedness generally include cross-default provisions that provide that, under certain circumstances, an event of default that results in acceleration of our indebtedness under the Revolving Credit Facility will entitle the holders of such other indebtedness to declare amounts outstanding immediately due and payable. See “Revolving Credit Agreement” above for details on our compliance with all significant financial covenants at August 31, 2026.

Stock Repurchase Program

See Note 9, “Stock Repurchase Program", to the Consolidated Financial Statements, for further detail surrounding our stock repurchase program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in raw materials costs, interest rates and foreign exchange rates since we fund our operations through long- and short-term borrowings and conduct our business in a variety of foreign currencies. There were no material potential changes in our exposure to these market risks since May 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of August 31, 2026 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Matters

Like other companies participating in similar lines of business, some of our subsidiaries are identified as a “potentially responsible party” under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar local environmental statutes or are participating in the cost of certain clean-up efforts or other remedial actions relating to environmental matters. Our share of such costs to date, however, has not been material and management believes that these environmental proceedings will not have a material adverse effect on our consolidated financial condition or results of operations. See “Item 1 — Business — Environmental Matters,” in our Annual Report on Form 10-K for the year ended May 31, 2026.

As permitted by Securities and Exchange Commission rules, and given the size of our operations, we have elected to adopt a quantitative disclosure threshold for environmental proceedings of $1.0 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the other risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of RPM International Inc. common stock made by us during the first quarter of fiscal 2027:

				Maximum
			Total Number	Dollar Amount
			of Shares	that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	Per Share	Programs	Programs (2)
June 1, 2026 through June 30, 2026	497	$104.62	-
July 1, 2026 through July 31, 2026	36,667	$105.08	-
August 1, 2026 through August 31, 2026	239,938	$114.48	196,274
Total - First Quarter	277,102	$113.22	196,274

(1) All of the 80,828 shares of common stock that were delivered back to us during the three-month period ended August 31, 2026 were to satisfy employee tax withholding obligations arising from the vesting of restricted stock and the exercise of SARs granted under RPM International Inc.'s equity and incentive plans.

(2) The maximum dollar amount that may yet be repurchased under our program was approximately $792.4 million at August 31, 2026. Refer to Note 9, “Stock Repurchase Program,” to the Consolidated Financial Statements for further information regarding our stock repurchase program.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2026, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, nor do any of the Directors or Section 16 officers currently maintain any such arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Company’s Chief Executive Officer.(x)

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.(x)

32.1	Section 1350 Certification of the Company’s Chief Executive Officer.(x)

32.2	Section 1350 Certification of the Company’s Chief Financial Officer.(x)

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2026, has been formatted in Inline XBRL

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

Dated: October 6, 2026